Form 10-Q
period 1996-12-31
SULLIVAN COMMUNICATIONS INC /DE/; SULLIVAN GRAPHICS INC
filed 1997-02-14
CIK 856710, 856709

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1996

                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________

     Commission file number 33-31706-01

                          SULLIVAN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  62-1395968
-----------------------------------      ---------------------------------------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)

                               225 High Ridge Road
                           Stamford, Connecticut 06905
                                 (203) 977-8101

       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             SULLIVAN GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

              New York                                  16-1003976
-----------------------------------      ---------------------------------------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)

                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Sullivan Communications, Inc. has 123,889 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 1997 (all of which are privately owned and not traded on a public market).

                   Exhibit Index on page 26 of 27 total pages

                                      INDEX


Part I.   Financial Information                                         Page No.
-------   ---------------------                                         --------


Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1996
          and March 31, 1996                                               3

          Condensed Consolidated Statements of Operations for the
          three months ended December 31, 1996 and 1995                    5

          Condensed Consolidated Statements of Operations for the
          nine months ended December 31, 1996 and 1995                     6

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended December 31, 1996 and 1995             7

          Notes to Condensed Consolidated Financial Statements             8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       14


Part II.  Other Information

Item 1.   Legal Proceedings                                               24

Item 6.   Exhibits and Reports on Form 8-K                                24


          Signatures                                                      25

          Exhibit Index                                                   26

                          SULLIVAN COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                               December 31, 1996  March 31, 1996
                                               -----------------  --------------
                                                 (Unaudited)

Assets

Current assets:
  Cash and cash equivalents                            --              --
  Receivables:

    Trade accounts, less allowance for
     doubtful accounts of $6,279 and $4,830 at
     December 31, 1996 and March 31, 1996
     respectively                                 $  58,252           64,465
  Other                                               2,385            3,588
                                                  ---------          -------
          Total receivables                          60,637           68,053

  Inventories                                        10,388           13,181
  Prepaid expenses and other current assets           4,074            4,285
                                                  ---------          -------
          Total current assets                       75,099           85,519

Property, plant and equipment                       235,870          207,264
Less accumulated depreciation                       (66,327)         (51,103)
                                                  ---------          -------
          Net property, plant and equipment         169,543          156,161

Excess of cost over net assets acquired, less
  accumulated amortization of $31,433 and
  $25,269 at December 31, 1996 and
  March 31, 1996, respectively                       84,054           89,324

Other assets                                         15,845           20,177
                                                  ---------          -------

           Total assets                           $ 344,541          351,181
                                                  =========          =======

See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                               December 31, 1996  March 31, 1996
                                               -----------------  --------------
                                                 (Unaudited)


Liabilities and Stockholders' Deficit

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                            $  16,794            11,490
  Trade accounts payable                             30,794            35,931
  Accrued expenses                                   33,507            27,271
  Income taxes                                        1,829             1,215
                                                  ---------          --------
     Total current liabilities                       82,924            75,907

Long-term debt and capitalized leases, excluding
  current installments                              288,065           286,127
Deferred income taxes                                 8,202             7,801
Other liabilities                                    29,286            25,742
                                                  ---------          --------
     Total liabilities                              408,477           395,577

Stockholders' deficit:

Common stock, voting, $.01 par value, 5,852,223
  shares authorized, 123,889 shares issued and
  outstanding                                             1                 1
Series A convertible preferred stock,
  $.01 par value, 4,000 shares authorized,
  issued and outstanding, $40,000,000
  liquidation preference                               --                --
Series B convertible preferred stock,
  $.01 par value, 1,750 shares authorized,
  issued and outstanding, $17,500,000
  liquidation preference                               --                --
Additional paid-in capital                           57,499            57,499
Accumulated deficit                                (120,016)         (100,525)
Cumulative translation adjustment                    (1,420)           (1,371)
                                                  ---------          --------

     Total stockholders' deficit                    (63,936)          (44,396)
                                                  ---------          --------

Commitments and contingencies

     Total liabilities and stockholders'
       deficit                                    $ 344,541           351,181
                                                  =========          ========

See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)



                                                          Three Months Ended
                                                              December 31,
                                                        ----------------------
                                                          1996          1995
                                                        ---------     --------

Sales                                                   $ 136,472      153,308
Cost of sales                                             116,753      133,602
                                                        ---------      -------

     Gross profit                                          19,719       19,706


Selling, general and administrative expenses (note 8)      10,882        9,737
Amortization of goodwill                                    2,065        2,158
Restructuring costs and other special charges               1,171          104
                                                        ---------      -------

     Operating income                                       5,601        7,707

Other expense (income):
  Interest expense                                          9,139        8,648
  Interest income                                             (40)         (49)
  Other, net                                                  130          235
                                                        ---------      -------

  Total other expense                                       9,229        8,834
                                                        ---------      -------

     Loss from continuing operations before income
       taxes                                               (3,628)      (1,127)

Income tax expense                                           (711)        (188)
                                                        ---------      -------

     Loss from continuing operations                       (4,339)      (1,315)

Discontinued operations, net of tax                          --          1,388

                                                        ---------      -------
          Net (loss) income                             $  (4,339)          73
                                                        =========      =======


See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                        ----------------------
                                                          1996          1995
                                                        ---------     --------

Sales                                                   $ 414,671      408,451
Cost of sales                                             362,069      354,795
                                                        ---------      -------

  Gross profit                                             52,602       53,656

Selling, general and administrative expenses (note 8)      34,781       28,089
Amortization of goodwill                                    6,164        6,473
Restructuring costs and other special charges               1,659        2,828
                                                        ---------      -------

     Operating income                                       9,998       16,266

Other expense (income):
  Interest expense                                         27,233       23,867
  Interest income                                            (131)        (229)
  Nonrecurring charge related to terminated
  merger                                                      --         1,534
  Other, net                                                   85        1,257
                                                        ---------      -------

Total other expense                                        27,187       26,429
                                                        ---------      -------

     Loss from continuing operations before
     income taxes and extraordinary item                  (17,189)     (10,163)

Income tax expense                                         (2,302)      (3,375)
                                                        ---------      -------

   Loss from continuing operations before
   extraordinary item                                     (19,491)     (13,538)

Discontinued operations, net of tax                          --          1,388
Loss on early extinguishment of debt, net of tax             --         (4,526)
                                                        ---------      -------

          Net loss                                      $ (19,491)     (16,676)
                                                        =========      =======


See accompanying notes to condensed consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                              December 31,
                                                        ----------------------
                                                          1996          1995
                                                        ---------     --------

Cash flows provided (used) by operating activities:
  Net loss                                              $ (19,491)     (16,676)

Adjustments to reconcile net loss to cash provided
(used) by operating activities:
  Depreciation                                             18,477       15,709
  Amortization of goodwill and other assets                 7,279        7,652
  Amortization of deferred financing costs and
   bond premium                                             1,327          971

Other special charges - non-cash                            1,019         --

Extraordinary non-cash credit from early
 retirement of debt, net                                     --         (1,803)

Decrease (increase) in working capital and other           17,573      (15,384)
                                                        ---------     --------
     Net cash provided (used) by operating activities      26,184       (9,531)

Cash flows provided (used) by investing activities:
  Cash purchases of property, plant and equipment          (7,123)     (14,159)
  Proceeds from sales of property, plant and equipment         21           15
  Other                                                      (192)         (78)
                                                        ---------     --------
     Net cash used by investing activities                 (7,294)     (14,222)

Cash flows provided (used) by financing activities:
  Proceeds from long-term borrowings                         --        245,000
  Repayment of long-term debt, including current
   maturities                                              (7,522)    (218,682)
  Net (decrease) increase in revolver borrowings           (8,559)       5,901
  Payments under capital lease obligations                 (2,169)        (286)
  Payment of deferred financing costs                        (644)     (11,846)
  Other, net                                                    4          110
                                                        ---------     --------
     Net cash (used) provided by financing activities     (18,890)      20,197

Effect of exchange rates on cash and cash equivalents        --            (15)
                                                        ---------     --------
Decrease in cash and cash equivalents                        --         (3,571)

Cash and cash equivalents:
  Beginning of period                                        --          4,635
                                                        ---------     --------
  End of period                                         $    --          1,064
                                                        =========     ========
Noncash investing activity:
  Equipment purchases under capital leases              $  25,330        7,746
                                                        =========     ========

See accompanying notes to condensed consolidated financial statements.

                      SULLIVAN COMMUNICATIONS, INC.
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)
Description of the Company

Sullivan Communications, Inc. ("Communications"), and, together with its wholly owned subsidiary, Sullivan Graphics, Inc. ("Graphics"), collectively, (the "Company") was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc.

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors and certain members of management (the "Purchasers") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

On August 15, 1995, the Company completed a merger transaction (the "Shakopee Merger") with Shakopee Valley Printing Inc. ("Shakopee"). Shakopee was formed to effect the purchase of certain assets and assumption of certain liabilities of Shakopee Valley Printing, a division of Guy Gannett Communications. On December 22, 1994, pursuant to an Agreement for the Purchase of Assets between Guy Gannett Communications (the "Seller") and Shakopee (the "Buyer"), the Seller agreed to sell (effective at the close of business on December 22, 1994) certain assets and transfer certain liabilities of Shakopee Valley Printing to the Buyer for a total purchase price of approximately $42.6 million, primarily financed through the issuance of 35,000 shares of Common Stock and bank borrowings. The 35,000 shares were purchased by Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P. (collectively, the "MSCP III Entities"), together with First Plaza Group Trust and Leeway & Co. The general partner of each of the MSCP III Entities is a wholly owned subsidiary of Morgan Stanley Group Inc., the parent company of the general partner of the Company's majority stockholder. In addition, the other stockholders of Shakopee were also stockholders of the Company.

Communications has no operations or significant assets other than its investment in Graphics. Communications is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at December 31, 1996, Graphics' ability to pay dividends or lend to Communications is either restricted or prohibited, except that Graphics may pay specified amounts to Communications (i) to pay the repurchase price payable to any officer or employee (or their estates) of Communications, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Communications upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the New Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2,000,000) and (ii) to fund the payment of Communications' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Communications' obligations pursuant to a tax sharing agreement with Graphics. Substantially all of Graphics' long-term obligations have been fully and unconditionally guaranteed by Communications.

                        SULLIVAN COMMUNICATIONS, INC.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging/prepress services conducted by its American Color division ("American Color").

1.  Summary of Significant Accounting Policies

a.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996 and the Company's Post-Effective Amendment No. 2 to Registration Statement No. 33-97090 on Form S-1.

Certain prior period amounts have been reclassified to conform with current period presentation.

2. The Shakopee Merger

On August 15, 1995, the Shakopee Merger was consummated and each outstanding share of the Common Stock of Shakopee was converted into one share of the Common Stock of the Company and 1/20 of one share of Series B Preferred Stock of the Company. Also on August 15, 1995, concurrent with the Shakopee Merger transaction, the Company refinanced a significant portion of its outstanding indebtedness, including indebtedness assumed in the Shakopee Merger (the "Refinancing"). See note 3 for a description of the Refinancing.

The Shakopee Merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the unaudited condensed consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Communications and Shakopee subsequent to December 22, 1994.

                        SULLIVAN COMMUNICATIONS, INC.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

3. The Refinancing

On August 15, 1995, the Company sold $185 million of 12 3/4% Senior Subordinated Notes Due 2005 (the "New Notes"). In connection with the sale of the New Notes, the Company entered into a series of transactions (the Refinancing and together with the Shakopee Merger, the "Transactions"), including the following: (i) the Company entered into a Credit Agreement with BT Commercial Corporation ("BTCC") and other financial institutions (the "New Bank Credit Agreement"), providing Graphics with a $75 million revolving credit facility maturing in 2000 (the "New Revolving Credit Facility") and a $60 million amortizing term loan with a final maturity in 2000 (the "New Term Loan"); (ii) the repayment of all $126.5 million of indebtedness outstanding under Graphics' old bank credit agreement (plus $2.3 million of accrued interest to the date of repayment); (iii) the redemption of all outstanding 15% Senior Subordinated Notes Due 2000 of Graphics at an aggregate redemption price of $105.6 million (plus $1.8 million of accrued interest to the redemption date); (iv) the repayment of all $24.6 million of indebtedness assumed in the Shakopee Merger (plus $0.1 million of accrued interest to the date of repayment) and (v) the incurrence of approximately $11.8 million of fees and expenses related to the Transactions. As a result of the Transactions, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of $0 taxes. This extraordinary loss primarily consisted of the early redemption premium on the 15% Senior Subordinated Notes and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Senior Subordinated Notes.

Borrowings under the New Revolving Credit Facility are subject to a borrowing base which consists of (i) 85% of Eligible Accounts Receivable plus (ii) the lesser of (x) $15.0 million or (y) 60% of Eligible Inventory plus (iii) Equipment Acquisition Loans in an amount not to exceed $7.5 million outstanding at any time, each of which must be repaid within six months from the date of borrowing, minus (iv) the aggregate amount of reserves against Eligible Accounts Receivable and Eligible Inventory established by BTCC.

At December 31, 1996, the remaining New Term Loan amortizes in the following annual amounts: (i) $2.3 million through the remainder of Fiscal Year 1997, (ii) $10.6 million in Fiscal Year 1998, (iii) $13.3 million in Fiscal Year 1999, (iv) $15.2 million in Fiscal Year 2000 and (v) $8.0 million in Fiscal Year 2001.

Communications has guaranteed Graphics' indebtedness under the New Bank Credit Agreement, as amended (the "Bank Credit Agreement"), which guarantee is secured by a pledge of all Graphics' and its subsidiaries' stock. In addition, borrowings under the Bank Credit Agreement are secured by substantially all of the assets of Graphics. Communications is restricted under its guarantee of the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt and paying dividends. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

Interest under the Bank Credit Agreement is floating based on prevailing market rates and is computed using various rate options over periods of 30, 60, 90 or 180 days as selected by the Company.

                        SULLIVAN COMMUNICATIONS, INC.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

4. The Gowe Acquisition

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe"), for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement, among Graphics, Gowe, Inc. and ComCorp, Inc., the parent company of Gowe, Inc. (the "Gowe Acquisition"). The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. The allocation of the purchase price is preliminary and may change during the allocation period.

The Company's pro forma unaudited results of operations for the nine months ended December 31, 1995, assuming that the Gowe Acquisition occurred as of April 1, 1995, were $434.7 million in sales and a $17.4 million net loss.

5. Disposal of 51% Interest in National Inserting Systems, Inc.

On March 11, 1996, the Company sold its 51% interest in National Inserting Systems, Inc. ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. This transaction resulted in a net gain on disposal of approximately $1.3 million, which was classified as other, net in the consolidated statement of operations for the fiscal year ended March 31, 1996. The proceeds from the sale were used to repay indebtedness under Graphics' Bank Credit Agreement (as defined herein).

6. Inventories

The components of inventories are as follows (in thousands):


                                       December 31, 1996      March 31, 1996
                                       -----------------      --------------

Paper                                       $ 8,314                11,277

Ink                                             315                   272

Equipment held for sale                         176                   349

Supplies and other                            1,583                 1,283
                                            -------                ------
      Total                                 $10,388                13,181
                                            =======                ======


7.   Non-recurring Charge Related to Terminated Merger

The Company recognized $1.5 million of expenses related to a terminated merger in the nine month period ended December 31, 1995.

8.  Non-recurring Charge Related to Resignation of Chief Executive Officer

A non-recurring charge of $1.9 million relating to the resignation of the Company's Chief Executive Officer was recorded in the quarter ended September 30, 1996 and is classified as a selling, general and administrative expense in the nine months ended December 31, 1996. Payments under the related agreement continue through 2001, subject to certain requirements.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

9.   Restructuring Costs and Other Special Charges

In April 1995, the Company approved a plan for its American Color division which is designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The estimated pretax costs associated with this plan of $5.0 million represent employee termination, goodwill write-down and other related costs that will be incurred as a direct result of the plan. In the quarter ended June 30, 1995, the Company recognized $2.1 million of such charges, primarily for severance and other personnel related costs. In the quarter ended September 30, 1995, the Company recognized $0.6 million of restructuring costs primarily related to hiring and relocating certain management personnel. In the quarter ended December 31, 1995, the Company recognized an additional $0.1 million of restructuring costs. In the quarter ended March 31, 1996, the Company recognized $1.3 million of restructuring costs, which included $0.9 million of goodwill write-down and $0.4 million primarily related to certain relocation costs associated with the restructuring. The goodwill write-down related to certain facilities that were either shut down or relocated as part of the restructuring. In addition, approximately $0.4 million, $0.1 million and $0.1 million of restructuring costs primarily related to relocation costs were recognized in the quarters ended June 30, 1996, September 30, 1996 and December 31, 1996, respectively. The remaining costs of approximately $0.3 million, principally related to additional relocation and other transition expenses, will be recorded as incurred.

During the quarter ended December 31, 1996, the Company recorded special charges totalling $1.0 million to adjust the carrying values of idle, disposed and under-performing assets of the Company's American Color sector to estimated fair values. The provision was based on a review of Company wide long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Such special charges are classified within restructuring costs and other special charges in the consolidated statement of operations.

                          SULLIVAN COMMUNICATIONS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

10. Commitments and Contingencies

The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum compensation levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future compensation at December 31, 1996, excluding bonuses, was approximately $2.3 million.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at December 31, 1996. The Company believes this amount is adequate to cover such liability.

On December 21, 1989, Graphics sold its ink manufacturing operations and facilities ("CPS"). Graphics remains contingently liable under $3.7 million of industrial revenue bonds assumed by the purchaser ("CPS Buyer") in this transaction. The CPS Buyer which assumed these liabilities has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

The Company has been named as a defendant in several other legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

General

On August 15, 1995, Shakopee Valley Printing, Inc. ("Shakopee") was merged with and into Sullivan Graphics, Inc. ("Graphics") (the "Shakopee Merger"). The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the condensed consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Sullivan Communications, Inc. ("Communications") and Shakopee subsequent to December 22, 1994 (the date on which Shakopee became under common control with Graphics and Communications (the "Company")).

On March 11, 1996, Graphics sold its 51% interest in National Inserting Systems ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. The proceeds from the sale were used to repay indebtedness under the Bank Credit Agreement (as defined herein).

On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe"), for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement (the "Gowe Acquisition"). The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. The allocation of the purchase price is preliminary and may change during the allocation period. Gowe's results of operations for the three months ended December 31, 1996 (the "1996 Three Month Period") and the nine months ended December 31, 1996 (the "1996 Nine Month Period") are included in the Company's Unaudited Condensed Consolidated Financial Statements.

During March 1996, the Company completed the construction and start-up of a new plant in Hanover, Pennsylvania ("Flexi-Tech"). Flexi-Tech will be dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

In the 1996 Nine Month Period, the Company began to present certain fixed costs of its American Color production facilities within cost of sales rather than as selling, general and administrative expenses. This new presentation is consistent with the Company's presentation of the printing sector's financial information, and the Company believes that this is a more accurate measure of the gross margin of the business. The financial information for the three months ended December 31, 1995 (the "1995 Three Month Period") and the nine months ended December 31, 1995 (the "1995 Nine Month Period") for the American Color sector has been reclassified to conform with this presentation.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



The following table summarizes the Company's results of operations for the 1996 Three Month Period, the 1995 Three Month Period, the 1996 Nine Month Period and the 1995 Nine Month Period.


                             Three Months Ended           Nine Months Ended
                                 December 31,                December 31,
                             -------------------         -------------------
                             1996           1995         1996           1995
                             ----           ----         ----           ----
                                        (dollars in thousands)

Sales:
     Printing             $ 115,290      $ 131,954    $ 353,218      $ 347,585
     American Color          20,029         18,864       55,992         54,854
     Other (a)                1,153          2,490        5,461          6,012
                          ---------      ---------    ---------      ---------
          Total           $ 136,472      $ 153,308    $ 414,671      $ 408,451

Gross Profit:
     Printing             $  14,924      $  15,225    $  38,801      $  40,924
     American Color           4,639          3,518       11,779         10,422
     Other (a)                  156            963        2,022          2,310
                          ---------      ---------    ---------      ---------
          Total           $  19,719      $  19,706    $  52,602      $  53,656

Gross Margin:
     Printing                 12.9%          11.5%        11.0%          11.8%
     American Color           23.2%          18.6%        21.0%          19.0%
          Total               14.4%          12.9%        12.7%          13.1%



Operating Income
(Loss):
     Printing             $   9,731      $  10,688    $  22,737      $  26,929
     American Color (b)        (364)(d)        292         (833)(d)       (896)
     Other (a) (c)           (3,766)(e)     (3,273)     (11,906)(e)     (9,767)
                          ---------      ---------    ---------      ---------
          Total           $   5,601      $   7,707    $   9,998      $  16,266


(a) Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), and its wholly-owned subsidiary, Sullivan Media Corporation ("SMC").
(b) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and in the 1995 Three Month Period, $0.6 million in the 1996 Nine Month Period and $2.8 million in the 1995 Nine Month Period.
(c) Also reflects corporate selling, general and administrative expenses, and amortization expense.
(d) Includes the impact of $1.0 million of other special charges related to non-cash fixed asset write-offs and write-downs (see note 9 to the Unaudited Condensed Consolidated Financial Statements).
(e) Also reflects non-recurring employee termination expenses of $2.5 million in the 1996 Nine Month Period (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 8 to the Unaudited Condensed Consolidated Financial Statements) and $0.6 million in the 1996 Three Month Period.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing

Sales. Printing sales increased $5.6 million to $353.2 million in the 1996 Nine Month Period from $347.6 million in the 1995 Nine Month Period. This increase includes $36.9 million of sales by Gowe and Flexi-Tech and an approximate 3% increase in production volume (excluding Gowe and Flexi-Tech). These increases were partially offset by a decrease in paper prices and the effect of an increase in customer supplied paper.

Printing sales decreased $16.7 million to $115.3 million in the 1996 Three Month Period from $132.0 million in the 1995 Three Month Period. This decrease includes a decrease in paper prices and the effect of an increase in customer supplied paper. These decreases were partially offset by $14.1 million of sales by Gowe and Flexi-Tech and a slight increase in production volume (excluding Gowe and Flexi-Tech).

Gross Profit. Printing gross profit decreased $2.1 million to $38.8 million in the 1996 Nine Month Period from $40.9 million in the 1995 Nine Month Period. Printing gross margin decreased to 11.0% in the 1996 Nine Month Period from 11.8% in the 1995 Nine Month Period. The decrease in gross profit and gross margin includes an increase in depreciation expense, a reduction in the price of scrap paper, incremental costs related to the start-up of Flexi-Tech and continued competitive pricing pressures. These decreases were partially offset by reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants, the impact of higher volume and incremental gross margin from Gowe.

Printing gross profit decreased $0.3 million to $14.9 million in the 1996 Three Month Period from $15.2 million in the 1995 Three Month Period. Printing gross margin increased to 12.9% in the 1996 Three Month Period from 11.5% in the 1995 Three Month Period. The decrease in gross profit includes an increase in depreciation expense, a reduction in the price of scrap paper, incremental costs related to the start-up of Flexi-Tech and continued competitive pricing pressures. These decreases were partially offset by reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants and incremental gross margin from Gowe. The increase in gross margin as a percentage of sales is primarily attributable to the impact of lower paper prices included in sales during the 1996 Three Month Period.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses increased to $16.1 million or 4.6% of printing sales in the 1996 Nine Month Period from $14.0 million or 4.0% of printing sales in the 1995 Nine Month Period. This increase includes selling, general and administrative expenses of Gowe and Flexi-Tech, and increased sales and marketing expenses.

Printing selling, general and administrative expenses increased to $5.2 million or 4.5% of printing sales in the 1996 Three Month Period from $4.5 million or 3.4% of printing sales in the 1995 Three Month Period. This increase includes selling, general and administrative expenses of Gowe and Flexi-Tech, and increases in certain employee related expenses.

Operating Income. As a result of the above factors, operating income from the printing business decreased to $22.7 million in the 1996 Nine Month Period from $26.9 million in the 1995 Nine Month Period and decreased to $9.7 million in the 1996 Three Month Period from $10.7 million in the 1995 Three Month Period.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color

Sales. American Color's sales increased $1.1 million to $56.0 million in the 1996 Nine Month Period from $54.9 million in the 1995 Nine Month Period. This increase is primarily the result of increases in digital visual effects work partially offset by lower equipment sales.

American Color's sales increased $1.1 million to $20.0 million in the 1996 Three Month Period from $18.9 million in the 1995 Three Month Period. This increase is primarily the result of increases in prepress production volume and digital visual effects work partially offset by lower equipment sales.

Gross Profit. American Color's gross profit increased $1.4 million to $11.8 million in the 1996 Nine Month Period from $10.4 million in the 1995 Nine Month Period. American Color's gross margin increased to 21.0% in the 1996 Nine Month Period from 19.0% in the 1995 Nine Month Period. These increases are primarily the result of cost savings in material and other production costs offset in part by facilities management start-up costs.

American Color's gross profit increased $1.1 million to $4.6 million in the 1996 Three Month Period from $3.5 million in the 1995 Three Month Period. American Color's gross margin increased to 23.2% in the 1996 Three Month Period from 18.6% in the 1995 Three Month Period. These increases are primarily the result of increased volume and cost savings in material and other production costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $11.0 million or 19.6% of American Color's sales in the 1996 Nine Month Period from $8.5 million or 15.5% of American Color's sales in the 1995 Nine Month Period. These increases are primarily a result of increased sales and marketing expenses and the addition of operations and administrative personnel and related expenses, including its digital visual effects group.

American Color's selling, general and administrative expenses increased to $3.8 million or 19.1% of American Color's sales in the 1996 Three Month Period from $3.1 million or 16.5% of American Color's sales in the 1995 Three Month Period. These increases are primarily a result of increased sales and marketing expenses and the addition of operations and administrative personnel and related expenses, including its digital visual effects group.

Operating Income (Loss). Operating losses at American Color were reduced to a loss of $0.8 million in the 1996 Nine Month Period from a loss of $0.9 million in the 1995 Nine Month Period. This decrease includes the above factors and the incurrence of other special charges of $1.0 million related to non-cash fixed asset write-offs and write-downs in the 1996 Nine Month Period and restructuring costs associated with the American Color restructuring plan of $0.6 million in the 1996 Nine Month Period and $2.8 million in the 1995 Nine Month Period.

Operating income (loss) at American Color decreased to a loss of $0.4 million in the 1996 Three Month Period from income of $0.3 million in the 1995 Three Month Period. This decrease includes the above factors and the incurrence of other special charges of $1.0 million related to non-cash fixed asset write-offs and write-downs in the 1996 Three Month Period.

See note 9 to the Unaudited Condensed Consolidated Financial Statements and discussion below for information regarding the American Color restructuring plan and other special charges related to the non-cash write-off and write-down of fixed assets.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other Operations

Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold March 11, 1996), and its wholly-owned subsidiary, SMC. In addition, other operations include corporate selling, general and administrative and other expenses and amortization expense. Amortization expense related to other operations, including goodwill amortization (see below), was $6.5 million, $7.2 million, $2.1 million and $2.4 million, in the 1996 Nine Month Period, the 1995 Nine Month Period, the 1996 Three Month Period and the 1995 Three Month Period, respectively.

Operating losses from other operations increased $2.1 million to a loss of $11.9 million in the 1996 Nine Month Period from a loss of $9.8 million in the 1995 Nine Month Period. This increase primarily reflects non-recurring employee termination expenses of $2.5 million (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 8 to the Unaudited Condensed Consolidated Financial Statements).

Operating losses from other operations increased $0.5 million to a loss of $3.8 million in the 1996 Three Month Period from a loss of $3.3 million in the 1995 Three Month Period. This increase includes the non-recurring charge of $0.6 million related to other employee termination expenses.

Goodwill Amortization

Amortization expense associated with goodwill was $6.2 million, $6.5 million, $2.1 million and $2.2 million for the 1996 Nine Month Period, the 1995 Nine Month Period, the 1996 Three Month Period and the 1995 Three Month Period, respectively.

Restructuring Costs and Other Special Charges

In April 1995, the Company approved a plan for its American Color division which is designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The estimated pretax costs associated with this plan of $5.0 million represent employee termination, goodwill write-down and other related costs that will be incurred as a direct result of the plan. In the quarter ended June 30, 1995, the Company recognized $2.1 million of such charges, primarily for severance and other personnel related costs. In the quarter ended September 30, 1995, the Company recognized $0.6 million of restructuring costs, primarily related to hiring and relocating certain management personnel. In the quarter ended December 31, 1995, the Company recognized an additional $0.1 million of restructuring costs. In the quarter ended March 31, 1996, the Company recognized $1.3 million of restructuring costs, which included $0.9 million of goodwill write-down and $0.4 million primarily related to certain relocation costs associated with the restructuring. The goodwill write-down related to certain facilities that were either shut down or relocated as part of the restructuring. In addition, approximately $0.4 million, $0.1 million and $0.1 million of restructuring charges primarily related to relocation costs were recognized in the quarters ended June 30, 1996, September 30, 1996 and December 31, 1996, respectively. The remaining costs of approximately $0.3 million, principally related to additional relocation and other transition expenses, will be recorded as incurred.

During the quarter ended December 31, 1996, the Company recorded special charges totalling $1.0 million to adjust the carrying values of idle, disposed and under-performing assets of the Company's American Color sector

                          SULLIVAN COMMUNICATIONS, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

to estimated fair values. The provision was based on a review of Company-wide long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Such special charges are classified within restructuring costs and other special charges in the consolidated statement of operations.

Interest Expense

Interest expense increased 14.1% to $27.2 million in the 1996 Nine Month Period from $23.9 million in the 1995 Nine Month Period. This increase is primarily the result of increased average indebtedness levels including indebtedness related to the Transactions (see note 3 to the Unaudited Condensed Consolidated Financial Statements) and obligations under capital leases.

Interest expense increased 5.7% to $9.1 million in the 1996 Three Month Period from $8.6 million in the 1995 Three Month Period. This increase is primarily the result of increased obligations under capital leases.

Non-recurring Charges Related to Terminated Merger

The Company recognized $1.5 million of expenses related to a terminated merger in the 1995 Nine Month Period.

Other Expense, Net

Other expense, net decreased to expense of $0.1 million in the 1996 Nine Month Period from expense of $1.3 million in the 1995 Nine Month Period. This decrease includes the impact of reduced expenses associated with an employee benefit program.

Other expense, net decreased to expense of $0.1 million in the 1996 Three Month Period from expense of $0.2 million in the 1995 Three Month Period.

Income Tax Expense

Income tax expense decreased to $2.3 million in the 1996 Nine Month Period from $3.4 million in the 1995 Nine Month Period and increased to $0.7 million in the 1996 Three Month Period from $0.2 million in the 1995 Three Month Period. The decrease for the 1996 Nine Month Period is primarily due to the Shakopee Merger, smaller amounts of taxable income in foreign jurisdictions and the sale of NIS, partially offset by an increase in the deferred tax valuation allowance. The increase for the 1996 Three Month Period is related to an increase in the deferred tax valuation allowance, which is partially offset by the elimination of NIS taxes.

Net Loss

As a result of the factors discussed above, the Company's net loss increased to a loss of $19.5 million in the 1996 Nine Month Period from a loss of $16.7 million in the 1995 Nine Month Period, and decreased to a loss of $4.3 million in the 1996 Three Month Period from net income of $0.1 million in the 1995 Three Month Period.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

In August 1995, the Company refinanced substantially all of its existing indebtedness (the "Refinancing") (see note 3 to the Unaudited Condensed Consolidated Financial Statements). The primary objectives of the Refinancing were to gain greater financial and operating flexibility, to facilitate the merger with Shakopee, to refinance near-term debt service requirements and to provide further opportunity for internal growth and growth through acquisitions.

As part of the Refinancing, the Company received gross proceeds of $185 million from the sale of 12 3/4% Senior Subordinated Notes Due 2005 (the "New Notes"). The gross proceeds of the offering of the New Notes, together with $85.6 million in borrowings under the amended credit agreement with BT Commercial Corporation and other financial institutions (the "Bank Credit Agreement"), and existing cash balances were used (i) to redeem all $100 million principal amount of the 15% Senior Subordinated Notes at a redemption price of $105.6 million (plus $1.8 million of accrued interest to September 15, 1995, the redemption date), (ii) to repay all $126.5 million of indebtedness outstanding under Graphics' old bank credit agreement (plus $2.3 million of accrued interest at the repayment date),
(iii) to repay all $24.6 million of indebtedness assumed in the Shakopee Merger (plus $0.1 million of accrued interest at the repayment date) and (iv) to fund approximately $11.8 million of fees and expenses incurred in connection with the Transactions.

The Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "New Revolving Credit Facility"), providing for a maximum of $75 million of borrowing availability, subject to a borrowing base requirement (see note 3 to the Unaudited Condensed Consolidated Financial Statements). As of February 13, 1997, the Company had borrowings of $30.9 million outstanding under the New Revolving Credit Facility and $6.6 million of additional borrowing availability. The Company expects that it will from time to time during the remainder of fiscal year ending March 31, 1997 ("Fiscal Year 1997") use a substantial portion of its availability in the normal course of its operations.

The Bank Credit Agreement also provides for a $60 million amortizing term loan with a final maturity on September 30, 2000 (the "New Term Loan"). The remaining Fiscal Year 1997 scheduled payment due under the New Term Loan is $2.3 million.

Cash from operations and net borrowings under the New Revolving Credit Facility (see the Unaudited Condensed Consolidated Statements of Cash Flows) were used to repay $7.5 million in scheduled principal payments on indebtedness during the 1996 Nine Month Period. Additionally, these cash sources were used to fund the Company's cash capital expenditures during the 1996 Nine Month Period of $7.1 million and the repayment of capital lease obligations of $2.2 million. The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that full year Fiscal Year 1997 cash capital expenditures will approximate $12 million and repayment of capital lease obligations will approximate $3.5 million. In addition, the Company plans to acquire equipment under capital leases of approximately $27 million during full year Fiscal Year 1997. The Company had zero cash and cash equivalents on hand at December 31, 1996 due to a requirement under the Bank Credit Agreement that substantially all of the Company's daily available funds be used to reduce borrowings under the New Revolving Credit
Facility. The Company expects that its ongoing liquidity requirements during Fiscal Year 1997 will be met from cash from operations and amounts available under the Bank Credit Agreement. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

                        SULLIVAN COMMUNICATIONS, INC.
                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

At December 31, 1996, the Company had total debt outstanding of $304.9 million, including capital lease obligations. Of the total debt outstanding at December 31, 1996, $80.4 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.32%. Indebtedness under the Bank Credit Agreement bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At December 31, 1996, the Company had indebtedness other than obligations under the Bank Credit Agreement of $224.5 million (including $185 million of New Notes).

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


EBITDA

                             Three Months Ended           Nine Months Ended
                                 December 31,                December 31,
                             -------------------          ------------------
                             1996           1995          1996          1995
                             ----           ----          ----          ----
                                        (dollars in thousands)


EBITDA:
     Printing              $ 14,826       $ 14,783      $ 37,641      $ 38,995
     American Color (a)       2,236          1,773         4,549         3,018
     Other (b) (c)           (1,671)(d)       (828)       (5,417)(d)    (2,386)
                           --------       --------      --------      --------
          Total            $ 15,391       $ 15,728      $ 36,773      $ 39,627

EBITDA Margin:
     Printing                 12.9%          11.2%         10.7%         11.2%
     American Color (a)       11.2%           9.4%          8.1%          5.5%
          Total               11.3%          10.3%          8.9%          9.7%


(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and in the 1995 Three Month Period, $0.6 million in the 1996 Nine Month Period and $2.8 million in the 1995 Nine Month Period.
(b) Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), and its wholly-owned subsidiary SMC.
(c) Also reflects corporate selling, general and administrative expenses.
(d) Also reflects non-recurring employee termination expenses of $2.5 million in the 1996 Nine Month Period (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 8 to the Unaudited Condensed Consolidated Financial Statements) and $0.6 million in the 1996 Three Month Period.


"EBITDA" is defined as earnings before net interest expense, income tax (expense) benefit, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the New Notes and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

                          SULLIVAN COMMUNICATIONS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing. As a result of the reasons previously described under "-Printing" (excluding the increase in depreciation expense), Printing EBITDA decreased to $37.6 million in the 1996 Nine Month Period from $39.0 million in the 1995 Nine Month Period, representing a decrease of $1.4 million, and the Printing EBITDA Margin decreased to 10.7% in the 1996 Nine Month Period from 11.2% in the 1995 Nine Month Period. Printing EBITDA was $14.8 million in both the 1996 Three Month Period and the 1995 Three Month Period. The Printing EBITDA Margin increased to 12.9% in the 1996 Three Month Period from 11.2% in the 1995 Three Month Period.

American Color. As a result of the reasons previously described under "-American Color," American Color's EBITDA increased to $4.5 million in the 1996 Nine Month Period from $3.0 million in the 1995 Nine Month Period, representing an increase of $1.5 million, and the American Color EBITDA Margin increased to 8.1% in the 1996 Nine Month Period from 5.5% in the 1995 Nine Month Period. These EBITDA increases included restructuring costs of $0.6 million in the 1996 Nine Month Period as compared with $2.8 million in the 1995 Nine Month Period. American Color's EBITDA increased to $2.2 million in the 1996 Three Month Period from $1.8 million in the 1995 Three Month Period, representing an increase of $0.4 million, and the American Color EBITDA Margin increased to 11.2% in the 1996 Three Month Period from 9.4% in the 1995 Three Month Period. These EBITDA increases included Restructuring costs of $0.1 million in both the 1996 Three Month Period and the 1995 Three Month Period.

Other. As a result of the reasons previously described under "-Other Operations" (excluding changes in amortization expense), other operations' negative EBITDA increased to negative EBITDA of $5.4 million in the 1996 Nine Month Period from negative EBITDA of $2.4 million in the 1995 Nine Month Period. Other operations negative EBITDA increased to negative EBITDA of $1.7 million in the 1996 Three Month Period from negative EBITDA of $0.8 million in the 1995 Three Month Period. EBITDA for the 1996 Nine Month Period includes the impact of a $1.9 million non-recurring charge related to the resignation of the Company's Chief Executive Officer (see note 8 to the Unaudited Condensed Consolidated Financial Statements) and a $0.6 million non-recurring charge related to other employee termination expenses. EBITDA for the 1996 Three Month Period includes the impact of a $0.6 million non-recurring charge related to other employee termination expenses.

                          SULLIVAN COMMUNICATIONS, INC.
                            Part II Other Information

Item 1.   (a)   Legal Proceedings

          Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1996.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.    Description
          -----------    -----------
            27.0         Financial Data Schedule


     (b)  Reports on Form 8-K

          Form 8-K filed with the Securities and Exchange Commission on October 21, 1996 under Item 5 announcing the EBITDA for the three months ended September 30, 1996.

                                   SIGNATURES




Pursuant  to  the   requirements  of  the  Securities   Exchange  Act  of  1934,
Communications and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                   Sullivan Communications, Inc.
                                   Sullivan Graphics, Inc.



Date  February 14, 1997            By  /s/ Joseph M. Milano
                                     ----------------------------
                                     Joseph M. Milano
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Financial Officer)




Date  February 14, 1997            By  /s/ Patrick W. Kellick
                                     ----------------------------
                                     Patrick W. Kellick
                                     Vice President - Corporate Controller
                                     (Chief Accounting Officer)

                                EXHIBIT INDEX


 Exhibit No.    Description                                      Page
 -----------    -----------                                      ----
    27.0        Financial Data Schedule                           27