Form 10-K
period 1997-03-31
SULLIVAN COMMUNICATIONS INC /DE/; SULLIVAN GRAPHICS INC
filed 1997-06-30
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997

                                       or

[ ]      Transition   report  pursuant  to Section 13 or 15(d) of the Securities
         Exchange  Act of 1934 For the  transition  period  from  __________  to
         __________

         Commission file number 33-97090

                          SULLIVAN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   62-135968
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)


                               225 High Ridge Road
                           Stamford, Connecticut 06905
                                 (203) 977-8101

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                             SULLIVAN GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


             New York                                  16-1003976
 (State or other jurisdiction of        (I.R.S. employer identification number)
  incorporation or organization)


                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

Sullivan Communications, Inc. has 123,889 shares outstanding of its Common Stock, $.01 Par Value, as of May 31, 1997 (all of which are privately owned and not traded on a public market).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX


                                                                         Page
                                                                      Referenced
                                                                       Form 10-K
                                                                       ---------

                                     PART I
ITEM 1.    BUSINESS......................................................  2
ITEM 2.    PROPERTIES....................................................  9
ITEM 3.    LEGAL PROCEEDINGS.............................................  9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  9

                                     PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS........................................... 10
ITEM 6.    SELECTED FINANCIAL DATA....................................... 10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .......................... 14
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 26
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................... 58

                                    PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.............................. 58
ITEM 11.   EXECUTIVE COMPENSATION........................................ 59
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.................................................... 64
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................ 65

                                     PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K...................................................... 67

           SIGNATURES.................................................... 77

                                     PART I

Special Note Regarding Forward Looking Statements

         This Annual Report on Form 10-K (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. Discussions containing such forward-looking statements may be found in Items 1, 3 and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, Sullivan Graphics, Inc. ("Graphics"), collectively (the "Company"), including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors, particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services and the matters set forth in this Report generally. Consequently, such forward- looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.           BUSINESS

General

         The Company is a successor to a business that commenced operations in 1926, and is one of the largest national diversified commercial printers in North America with ten printing plants in eight states and Canada and fifteen prepress facilities located throughout the United States. The Company operates primarily in two business sectors of the commercial printing industry: printing (which accounted for approximately 86% of total sales during the fiscal year ended March 31, 1997 ("Fiscal Year 1997")) and digital imaging and prepress services conducted through its American Color division (which accounted for approximately 14% of total sales in Fiscal Year 1997). Partnerships affiliated with Morgan Stanley, Dean Witter, Discover & Co. currently own 66.8% of the outstanding common stock and 72% of the outstanding preferred stock of Communications.

         On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "1993 Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the 1993 Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

         On August 15, 1995, the Company completed a merger transaction (the "Shakopee Merger") with Shakopee Valley Printing Inc. ("Shakopee"). Shakopee was formed to effect the purchase of certain assets and assumption of certain liabilities of Shakopee Valley Printing, a division of Guy Gannett Communications. On December 22, 1994, pursuant to an Agreement for the Purchase of Assets between Guy Gannett Communications (the "Seller") and Shakopee (the "Buyer"), the Seller agreed to sell (effective at the close of business on December 22, 1994) certain assets and transfer certain liabilities of Shakopee Valley Printing to the Buyer for a total purchase price of approximately $42.6 million, primarily financed through the issuance of 35,000 shares of common stock and bank borrowings. The 35,000 shares were purchased by Morgan Stanley Capital Partners III, L.P., Morgan Stanley

Capital Investors, L.P. and MSCP III 892 Investors, L.P. (collectively, the "MSCP III Entities"), together with First Plaza Group Trust and Leeway & Co. The general partner of each of the MSCP III Entities is affiliated with Morgan Stanley, Dean Witter, Discover & Co. In addition, the other stockholders of Shakopee were also stockholders of the Company.

         On March 11, 1996, Graphics sold its 51% interest in National Inserting Systems, Inc. ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million. The proceeds from the sale were used to repay indebtedness under the Bank Credit Agreement (as defined below).

         On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe") for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc. (the "Gowe Acquisition").

         During March 1996, the Company completed the construction of and start-up of a plant in Hanover, Pennsylvania ("Flexi-Tech"). Flexi-Tech is dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

         In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for the fiscal year ended March 31, 1996 ("Fiscal Year 1996") and the fiscal year ended March 31, 1995 ("Fiscal Year 1995") have been reclassified to discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and note 5 of the Company's consolidated financial statements.

         Market data used throughout this report was obtained from industry publications and internal Company estimates. While the Company believes such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

Printing

         The Company's printing business, which accounted for approximately 86% of the Company's sales in Fiscal Year 1997, produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications.

         Retail Advertising Inserts (80% of printing sales in Fiscal Year 1997). The Company believes that it is one of the largest printers of retail advertising inserts in the United States. Retail advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer. Advertising inserts are used extensively by many retailers and are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers but are also distributed by direct mail or in-store by retailers. They generally advertise for a specific, limited sale period. The Company prints advertising inserts for approximately 310 retailers.

         Comics (14% of printing sales in Fiscal Year 1997). The Company believes that it is one of the largest printers of comics in the United States. The Company prints Sunday comics for approximately 330 newspapers in the United States and Canada and prints the majority of the annual comic book requirements of Marvel Entertainment Group, Inc. ("Marvel").

         Other Publications (6% of printing sales in Fiscal Year 1997). The Company prints local newspapers, T.V. guide listings and other publications.

Printing Production

         There are three printing processes that may be used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. The Company principally uses heatset offset and flexographic web printing equipment in its printing business. The Company owns the majority of its printing equipment, including, at May 31, 1997, 36 web heatset offset presses, 13 flexographic presses and 5 multi-unit web coldset offset presses. Most of the Company's advertising inserts and all of its other publications and comic books are printed using the offset process. Some advertising inserts and substantially all of the Company's newspaper Sunday comics and comic insert advertising are printed using the flexographic process.

         In the offset process, images are distinguished chemically from non-image areas of a metal plate and transferred from the plate to a rubber blanket and then to the paper surface; furthermore, in the heatset offset process, the printed web goes through an oven which dries the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, the ink solvents are absorbed into the paper. Because heatset offset presses can print on a wide variety of papers and produce sharper reproductions, the heatset offset process provides a more colorful and attractive product than cold offset presses.

         The flexographic process differs from offset printing in that it utilizes flexible plates and rapid-drying, water-based (as opposed to solvent-based) inks. The flexographic image area results from a raised surface on a polymer plate which is transferred directly to the paper surface.
Flexography is used extensively in printing high quality consumer goods packaging. The Company's flexographic printing generally provides vibrant color reproduction at lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set up times, brighter colors, reduced paper waste, reduced energy use and maintenance costs, and environmental advantages due to the use of water-based inks. Faster set up times make the process suited to commercial customers with shorter runs and extensive regional versioning.

         In addition to advertising insert capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folding capabilities and in-line finishing. Cut-off length is one of the determinants of the size of the printed page. Folding capabilities for advertising inserts must include a wide variety of page sizes, page counts and special paper folding effects. Finally, many advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules and pricing required by many customers. The Company believes that its mix and configuration of presses and press services allows for efficient tailoring of printing services to customers' product needs.

American Color

         The Company's digital imaging and prepress services business is conducted by its American Color division, which the Company believes is one of the largest full-service providers of digital imaging, prepress and color separation services in the United States and a technological leader in its industry. American Color commenced operations in 1975 and accounted for approximately 14% of the Company's sales in Fiscal Year 1997. American Color assists its customers in the capture, manipulation, transmission and distribution of images. The majority of its work leads to the production of four-color separations in a format appropriate for use by printers. In recent years, technological advances have made it possible to replace largely manual and photography-based production methods with computer-based, electronic means for producing four-color films faster and at lower costs. American Color makes page changes, including typesetting, and combines digital page layout information with electronically scanned and color- corrected four-color images. From these digital files; proofs, final corrections and, finally, four-color films or digital output are produced for each advertising or editorial page. The final four-color films or digital output enable printers to prepare plates for each color resulting in the appearance of full color in the printed image.

         American   Color   has  been  a  leader  in   implementing   these  new
technologies, which has enabled American Color to reduce unit costs and effectively service the increasingly complex demands of its customers more quickly than many of its competitors and has also resulted in an expanded customer base. In the late 1980s, the Company installed a nationwide data communications network. This was initially accomplished via a satellite system, but has been converted to a telecommunications based network offering greater flexibility at a reduced cost. This wide area network links American Color's locations with the Company's printing operations, as well as to several customer sites. The system reduces communication time and enables American Color to better serve those customers with time-sensitive production requirements. This system also allows American
Color to utilize its offices in different locations to service business generated in other areas, thereby improving customer service and response time while increasing capacity utilization among its various facilities. In addition, American Color has been one of the leaders in the integration of electronic page make-up, microcomputer-based design and layout and digital cameras into prepress production. The Company has capitalized on these technological changes and has added additional revenue sources from digital image storage, telecommunications, design and layout, consulting and training services, facilities management (operating digital imaging and prepress service facilities at a customer location), and software and data management.

         The digital imaging and prepress services industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service digital imaging and prepress companies such as American Color, none of which has a significant nationwide market share. Many smaller digital imaging and prepress companies have left the industry in recent years due to their inability to keep pace with technological advances in the industry.

         In April 1995, the Company implemented a plan for its American Color division designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Costs and Other Special Charges" and note 18 to the Company's consolidated financial statements.

Competitive Advantages and Strategy

         Competitive Advantages. The Company believes that it has the following competitive advantages in its printing and digital imaging and prepress services businesses:

         Modern Equipment. The Company believes that its web heatset offset and flexographic web printing equipment is among the most advanced in the industry and that the average age of its equipment is significantly less than the majority of its regional competitors and is comparable to its major national competitors. The Company is also committed to a comprehensive, long-term maintenance program which not only enhances the reliability of its production equipment, but also extends the life of the machines. It also believes that its digital imaging and prepress equipment is significantly more advanced than many of its smaller regional competitors, many of whom have not incorporated digital prepress technologies to the same extent as the Company, nor adopted an open systems environment which allows greater flexibility and more efficient maintenance.

         Strong Customer Base. The Company provides printing services to a diverse base of customers, including approximately 310 retailers and approximately 330 newspapers in the United States and Canada. The customer base includes a significant number of the major national retailers and larger newspaper chains as well as numerous smaller regional retailers. The Company's consistent focus on providing high quality printing products and strong customer service at competitive prices has resulted in long-term relationships with many of these customers. American Color's customer base includes large and medium-sized customers in the retail, publishing and catalog businesses, many of whom have long-term relationships with the Company. Although the digital imaging and prepress services business has generally been on a spot bid basis in the past, the Company has been successful in increasing the proportion of its business under long-term contracts.

         Competitive Cost Structure. The Company has reduced the variable and fixed costs of production at its printing facilities over the last three years and believes it is well positioned to maintain its competitive cost structure in the future due to economies of scale. The Company has also reduced both labor and material costs (the principal variable production costs) in its digital imaging and prepress services business over the past several years, primarily through the adoption of new digital prepress production methodologies.

         Strong Management Team. Since the 1993 Acquisition, the Company has strengthened its printing management group by hiring experienced managers with a clear focus on growth and continued cost reduction, resulting in an improved cost structure and a well-defined strategy for future expansion. The Company also has strengthened its management group in its digital imaging and prepress services business, filling a number of senior, regional and plant management positions with individuals who the Company believes will manage the digital imaging and prepress services business for growth and profitability and will continue to upgrade its capabilities.

         National Presence. The Company's nine printing plants in the United States and one plant in Canada provide the Company with distribution efficiencies, strong customer service, flexibility and short turnaround times, all of which are instrumental in the Company's continued success in servicing its large national and regional retail accounts. The Company's expanded sales and marketing groups provide greater customer coverage and enable it to more successfully penetrate regional markets. The Company believes that its fifteen digital imaging and prepress facilities provide it with contingency capabilities, increased capacity during peak periods, access to top quality internal technical personnel throughout the country, short turnaround time and other customer service advantages.

         Strategy. The Company's objective is to increase profitability by growing its revenues, increasing its market share and reducing costs. The Company's strategy to achieve this objective is as follows:

         Grow Unit Volume. Management believes that the Company's level of national sales coverage, when coupled with its significant industry experience and customer-focused sales force, will result in unit growth. In an effort to stimulate unit volume growth, the Company has strengthened and expanded its printing sales management group. Unit volume growth is also expected to result from continued capital expansion and selective printing acquisitions. In addition, in its digital imaging and prepress services business, the Company has expanded its sales force, strengthened training, more closely focused its marketing efforts on new, larger customers and implemented a revised incentive program.

         Continue to Improve Product Mix. The Company intends to increase its share of the retail advertising insert market. In addition, the Company expects to continue to adjust the mix of its customers and products within the retail advertising insert market to those that are more profitable and less seasonable and to maximize the use of the Company's equipment. The Company is also continuing expansion of its printing facilities' capabilities for in-plant prepress and postpress services. The Company's digital imaging and prepress services business will continue to focus on high value-added new business opportunities, particularly large-scale projects that will best utilize the breadth of services and technologies the Company has to offer. Additionally, the Company will continue to pursue large facilities management opportunities as well as national and large regional customers that require more sophisticated levels of service and technologies.

         Continue to Reduce Manufacturing Costs and Improve Quality. The Company intends to further reduce its production costs at its printing facilities through its Total Quality Management Process, an ongoing cost reduction and continuous quality improvement process. Additionally, the Company plans to continue to maximize scale advantages in the purchasing, technology and engineering areas. The Company also intends to continue to gain variable cost efficiencies in its digital imaging and prepress services business by using its technical resources to improve digital prepress workflows at its various facilities. The Company also believes it will be able to reduce its per unit technical, sales and management costs as its sales volumes increase in this business.

         Continue to Make Opportunistic Acquisitions. An integral part of the Company's long-term growth strategy includes a plan to selectively assess and acquire other printing and digital imaging and prepress services companies that the Company believes will enhance its leadership position in these industries.

Customers and Distribution

         Customers. The Company sells its printing products and services to a large number of customers, primarily retailers and newspapers, and all of the products are produced in accordance with customer specifications. The Company performs a portion of its printing work, primarily the printing of Sunday comics and comic books, under long-term contracts with its customers. The contracts vary in length and many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of its printing work, the Company obtains varying time commitments from its customers ranging from job to job to annual allocations. Printing prices are generally fixed during such commitments; however, the Company's standard terms of trade call for the pass through of changes in the cost of raw materials, primarily paper and ink.

         American Color's customers consist of retailers, magazine publishers, newspaper publishers, printers, catalog sales organizations, advertising agencies and direct mail advertisers. Its customers typically have a need for high levels of technical expertise, short turnaround times and customer service. In addition to its historical regional customer base, American Color is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology. This includes an increasing amount of contractual business related to facilities management arrangements with customers, which contracts typically extend from three to five years in length.

         The printing and American Color divisions have historically had certain common customers and their ability to cross-market is an increasingly valuable tool as desktop publishing, electronic digital imaging and facilities management become more important to their customers. This enables the Company to provide more comprehensive solutions to customers' digital imaging and prepress and printing needs. New customers of either the printing or American Color divisions often become customers of both businesses. During Fiscal Year 1997, approximately 39% of the digital imaging and prepress sector's sales were to customers of the Company's printing sector.

         No single customer accounted for sales in excess of 10% of the Company's consolidated sales in Fiscal Year 1997. The Company's top ten customers accounted for approximately 35% of consolidated sales in Fiscal Year 1997.

         Distribution. The Company distributes its printing products primarily by truck to customer designated locations, primarily newspapers. Costs of distribution are generally paid by the customers, and most shipping is by common carrier. American Color generally distributes its products by courier or overnight express, or other methods of personal delivery or electronic transmission.

Competition

         Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and the Company competes with numerous national, regional and local printers. Customer preferences for larger printers with a greater range of services and more flexibility, capital requirements and competitive pricing pressures have led to a trend of industry consolidation in recent years.

         The Company believes that competition in the printing business is based primarily on quality, customer service, price and timeliness of delivery. The advertising insert business is a large, fragmented industry in which the Company competes for national accounts with several large national printers, several of whom are larger and better capitalized than the Company. In addition, the Company also competes with numerous regional printers for the printing of advertising inserts. Although the Company faces competition principally from one other company (Big Flower Press Holdings, Inc.) in the printing of Sunday newspaper comics in the United States, there are numerous newspapers that print their own Sunday comics. The Company's other publication business competes with many large national and regional commercial printers.

         American Color competes with numerous digital imaging and prepress service firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service digital imaging and prepress companies such as American Color, none of which has a significant nationwide market share. Many smaller digital imaging and prepress companies have left the industry in recent years due to their inability to keep pace with technological advances required to service increasingly complex customer demands. The Company believes that the digital imaging and prepress services sector will continue to be subject to high levels of ongoing technological change and the need for capital expenditures to keep up with such change.

Raw Materials

         The primary raw materials used in the Company's printing business are paper and ink. The Company purchases substantially all of its ink and related products under a long-term ink supply contract between the Company and CPS Corp. Throughout Fiscal Year 1995 and the majority of Fiscal Year 1996, the printing industry experienced substantial increases in the cost of paper. In late Fiscal Year 1996 and throughout Fiscal Year 1997, however, the overall cost of paper declined. Management expects that as a result of the Company's strong relationship with key suppliers that its material costs will remain competitive within the industry. In accordance with industry practice, the Company generally passes through increases in the cost of paper to its customers in the cost of its printed products while decreases in costs generally result in lower prices to customers. The primary inputs in prepress services processes are film and proofing materials.

         In both of the Company's business sectors, there is an adequate supply of the necessary materials available from multiple vendors. The Company is not dependent on any single supplier and has had no significant problems in the past obtaining necessary materials.

Backlog

         Because the Company's printing, digital imaging and prepress services products are required to be delivered soon after final customer orders are received, the Company does not experience any backlog of unfilled customer orders.

Employees

         As of April 30, 1997, the Company had a total of approximately 2,880 employees, of which approximately 200 employees are represented by a collective bargaining agreement that will expire on December 31, 2001. The Company considers its relations with its employees to be excellent.

Governmental and Environmental Regulations

         The Company is subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. The Company believes that it is in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, the Company does not anticipate that such expenditures will be material. See "Legal Proceedings - Environmental Matters."

ITEM 2.  PROPERTIES

         The Company operates in 25 locations in 15 states and Canada. The Company owns seven printing plants in the United States and one in Canada and leases two printing plants in California and Pennsylvania. The American Color division of the Company has 15 production locations, 13 of which are leased by American Color. The American Color division also operates digital imaging and prepress facilities on the premises of several of its customers ("facilities management"). In addition, the Company maintains one small executive and two divisional headquarter facilities, two of which are leased and one which is owned. The Company believes that its plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the financial condition of the Company.

Environmental Matters

         Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 1997. The Company believes this amount is adequate to cover such liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the registrant during the fourth quarter of Fiscal Year 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Market Information

         There is no established public market for the common stock of either Communications or Graphics.

         Holders

         There are approximately 89 shareholders of Communications' common stock. Communications is the sole shareholder of Graphics' common stock.

         Dividends

         There have been no cash dividends declared on any class of common equity for the two most recent fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data for and as of the year ended December 31, 1992 (pre-1993 Acquisition), for and as of the three months ended March 31, 1993 (pre-1993 Acquisition) and for and as of the fiscal years ended March 31, 1994, 1995, 1996 and 1997 (post-1993 Acquisition). The balance sheet data as of December 31, 1992 and March 31, 1993, 1994, 1995, 1996 and 1997 and
the statement of operations data for the year ended December 31, 1992, the three months ended March 31, 1993, and the fiscal years ended March 31, 1994, 1995, 1996 and 1997 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below also reflects the Company's discontinued coupon free standing insert ("FSI") operation and it's discontinued wholly-owned subsidiary, SMC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and note 5 of the Company's consolidated financial statements. As a result of the 1993 Acquisition, the Company's consolidated financial statements for the periods subsequent to March 31, 1993 are presented on the Company's new basis of accounting, while the consolidated financial statements for March 31, 1993 and December 31, 1992 are presented on the Company's historical cost basis of accounting. The consolidated results of operations of the Company for the fiscal years ended March 31, 1994, 1995, 1996 and 1997 are not directly comparable to the consolidated pre-1993 Acquisition results of operations due to the effects of the 1993 Acquisition.

         In connection with the 1993 Acquisition, the Company elected to change its fiscal year end from December 31 to March 31 beginning March 31, 1993 in order to have the Company's fiscal year more closely match the Company's operating cycle. This change was made on the effective date of the 1993 Acquisition; accordingly, the three-month period ended March 31, 1993 constituted a transition period.

         This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements appearing elsewhere in this annual report.

                             SELECTED FINANCIAL DATA
                          SULLIVAN COMMUNICATIONS, INC.


                                                                          Post-1993 Acquisition (a)         Pre-1993 Acquisition (b)
                                                                    --------------------------------------  ------------------------
                                                                                                               Three
                                                                                                               Months
                                                                                                               Ended     Year Ended
                                                                         Fiscal Year Ended March 31,          March 31, December 31,
                                                                    --------------------------------------
                                                                    1997      1996       1995(c)      1994      1993(d)       1992
                                                                    ----      ----       -------      ----      -------       ----
Statement of Operations Data:                                                           (dollars in thousands)
Sales                                                             $524,551   529,523     433,198     414,673    101,601     395,420
Cost of sales                                                      459,880   465,110     370,267     369,520     95,078     357,831
                                                                  --------   -------     -------     -------    -------     -------
  Gross profit                                                      64,671    64,413      62,931      45,153      6,523      37,589
Selling, general and administrative expenses (e)                    51,418    44,164      41,792      39,343     10,047      40,661
Restructuring costs and other special charges (f)                    2,881     7,533          --          --         --          --
Gain from curtailment and establishment of defined
  benefit pension plans, net (g)                                        --        --      (3,311)         --         --          --
                                                                  --------   -------     -------     -------    -------     -------
  Operating income (loss)                                           10,372    12,716      24,450       5,810     (3,524)     (3,072)
Interest expense, net                                               36,132    32,425      25,334      23,737      6,862      27,021
Other expense (income)                                                 245     1,722         985       2,369        204       3,793
Income tax expense (benefit)                                         2,591     4,874       2,552       2,380     (3,848)    (14,601)
                                                                  --------   -------     -------     -------    -------     -------
  Loss from continuing operations before extraordinary
    items and cumulative effect of changes in
    accounting principles                                          (28,596)  (26,305)     (4,421)    (22,676)    (6,742)    (19,285)
                                                                  --------   -------     -------     -------    -------     -------
Discontinued operations: (h)
  Loss from operations, net of tax                                  (1,557)   (1,364)       (912)    (23,272)    (1,897)     (3,689)
  Estimated (loss) on shut down and gain on
    settlement, net of tax                                          (1,550)    2,868      18,495     (38,412)        --          --
Loss on early extinguishment of debt (i)                                --    (4,526)         --          --         --          --
Cumulative effect of changes in accounting principles,
   net of tax (j)                                                       --        --          --          --        646      (4,436)
                                                                  --------   -------     -------     -------    -------     -------
Net (loss) income                                                 $(31,703)  (29,327)     13,162     (84,360)    (7,993)    (27,410)
                                                                  ========   =======     =======     =======    =======     =======
Balance Sheet Data (at end of period):
Cash and cash equivalents                                         $      0         0       4,635       8,839      7,129       2,167
Working capital (deficit)                                           (8,598)    9,612       4,958       6,956    (17,327)     (4,138)
Total assets                                                       333,975   351,181     328,368     305,521    274,812     271,219
Long-term debt and capitalized leases, including current
  installments (k)                                                 312,309   297,617     258,201     250,439    245,382     247,362
Stockholders' deficit                                              (76,318)  (44,396)    (14,970)    (45,485)   (85,194)    (77,762)
Other Data:
Net cash provided (used) by operating activities                  $ 24,313    (4,187)     30,510     (27,329)    11,437      11,831
Net cash used by investing activities                              (10,997)  (24,436)    (17,580)     (1,332)    (4,500)    (10,144)
Net cash (used) provided by financing activities                   (13,312)   23,982     (17,527)     23,113     (1,980)    (12,939)
Capital expenditures (including lease obligations entered into)     37,767    28,022      20,415      15,722      4,888      12,029
EBITDA (l)                                                        $ 46,972    46,847      51,719      33,068      4,080      34,517

NOTES TO SELECTED FINANCIAL DATA

(a) References to "post-1993 Acquisition" refer to the successor company that resulted from the 1993 Acquisition. The 1993 Acquisition was accounted for as a purchase. As a result of the 1993 Acquisition, Communications' consolidated financial statements for the periods subsequent to March 31, 1993 are presented on Communications' new basis of accounting, while the consolidated financial statements for March 31, 1993 and December 31, 1992 are presented on Communications' historical cost basis of accounting. The consolidated results of operations of Communications for the post-1993 Acquisition periods are not directly comparable to the consolidated pre-1993 Acquisition results of operations due to the effects of the 1993 Acquisition and related refinancing.

(b) References to "pre-1993 Acquisition" refer to the predecessor company that existed before the 1993 Acquisition.

(c) On August 15, 1995, Shakopee was merged with and into Graphics. The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Communications and Shakopee subsequent to December 22, 1994 (the date on which Shakopee became under common control with the Company). Shakopee's financial results are not reflected in periods prior to December 22, 1994 as these periods were prior to common control ownership.

(d) In connection with the 1993 Acquisition, the Company elected to change its fiscal year end from December 31 to March 31 beginning March 31, 1993 in order to have the Company's fiscal year more closely match the Company's operating cycle. This change was made on the effective date of the 1993 Acquisition; accordingly, the three-month period ended March 31,1993 constituted a transition period.

(e) Fiscal Year 1997 selling, general and administrative expenses include $2.5 million of non-recurring employee termination expenses (including $1.9 million related to the resignation of the Company's Chief Executive Officer--see note 20 to the Company's consolidated financial statements).

(f)   In April  1995,  the  Company  implemented  a  restructuring  plan for its
      American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the business. The Company recognized $0.9 million and $4.1 million of costs under such plan in Fiscal Year 1997 and Fiscal Year 1996, respectively. In addition, the Company recorded $1.9 million and $3.4 million of other special charges related to asset write-offs and write-downs in its Print and American Color divisions in Fiscal Year 1997 and Fiscal Year 1996, respectively (see note 18 to the Company's consolidated financial statements).

(g) In October 1994, the Company amended its defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995. The Company recognized a curtailment gain of $3.7 million as a result of freezing such benefits. Also in October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. The Company recognized a $0.4 million expense associated with the establishment of the SERP.

(h) In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operation of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for Fiscal Years 1997, 1996 and 1995 have been reclassified to discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and note 5 of the Company's consolidated financial statements.

      On February 16, 1994, the Company assigned the coupon FSI contracts of its subsidiary, Sullivan Marketing, Inc. ("SMI"), to News America FSI, Inc. ("News America"). In June 1994, the Company recorded income from the settlement of a lawsuit entitled Sullivan Marketing, Inc. and Sullivan Graphics, Inc. v. Valassis Communications, Inc., News America FSI Inc. and David Brandon (the "SMI Settlement") of $18.5 million, net of taxes, and when coupled with settlement expenses which had previously been accrued, the net cash proceeds resulting from this settlement were approximately $16.7 million.

      In Fiscal Year 1996, the Company recognized settlement of a complaint naming SMI, News America and two packaged goods companies as defendants of (the "EPI lawsuit") and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and note 5 of the Company's consolidated financial statements.

(i) As part of the Shakopee Merger and the refinancing transactions (the "Refinancing"), collectively (the "Transactions"), the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on Graphics' 15% Senior Subordinated Notes due 2000 (the "15% Notes") and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

(j) Effective January 1, 1993, the Company changed its method of accounting for income taxes to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of adopting SFAS 109, as of January 1, 1993 was a decrease in net loss by $0.6 million. In 1992, the Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." This resulted in a charge to earnings net of related tax benefits of $4.4 million.

(k) The balance of long-term debt outstanding at March 31, 1995 and 1994 includes an additional $9.7 million and $11.3 million, respectively, relating to a purchase accounting adjustment to the 15% Notes resulting from the 1993 Acquisition. The principal amount payable at maturity of the 15% Notes remained at $100 million. The 15% Notes were redeemed in connection with the Refinancing.

(l) EBITDA is included in the Selected Financial Data because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), the cumulative effect of changes in accounting principles, discontinued operations and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture dated as of August 15, 1995 (the "Indenture") and the Company's Credit Agreement with BT Commercial Corporation (the "Bank Credit Agreement") are based on EBITDA, subject to certain adjustments.


      EBITDA includes non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 20 to the Company's consolidated financial statements).

      EBITDA includes $0.9 million and $4.1 million of restructuring costs related to its American Color division in Fiscal Year 1997 and Fiscal Year 1996, respectively (see note 18 to the Company's consolidated financial statements).

      EBITDA in Fiscal Year 1995 includes a $3.3 million net gain related to a change in the Company's defined benefit pension plans (see note 11 to the Company's consolidated financial statements).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         On August 15, 1995, Shakopee was merged with and into Graphics. The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Communications and Shakopee subsequent to December 22, 1994 (the date on which Shakopee became under common control with the Company). Shakopee's financial results are not reflected in periods prior to December 22, 1994 as these periods were prior to common control ownership. This affects the comparability of the financial results after the date of common control with the financial results prior to common control.

         On March 11, 1996, the Company sold its 51% interest in NIS for approximately $2.5 million in cash and a note for approximately $0.2 million. This transaction resulted in a net gain on disposal of approximately $1.3 million, which is classified as other, net in the consolidated statement of operations. The proceeds of the sale were used to repay indebtedness under the Bank Credit Agreement.

         On March 12, 1996, Graphics acquired the assets of Gowe, Inc., a Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc. The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. Gowe's results of operations are included in the Company's consolidated financial statements subsequent to March 11, 1996.

         During March 1996, the Company completed the construction and start-up of Flexi-Tech, a new plant in Hanover, Pennsylvania. Flexi-Tech is dedicated to the production of commercial flexi books (a form of advertising inserts) serving various segments of the retail advertising market and the production of T.V. listing guides serving the newspaper market.

         In Fiscal Year 1997, the Company began to present certain costs of its American Color production facilities within cost of sales rather than as selling, general and administrative expenses. This new presentation is consistent with the Company's presentation of the printing sector's financial information, and the Company believes that this is a more accurate measure of the gross margin of the business. The financial information for Fiscal Year 1996 and Fiscal Year 1995 has been reclassified to conform with this presentation.

         In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to SMC for Fiscal Year 1996 and Fiscal Year 1995 have been reclassified to discontinued operations.

         Printing. In recent years, the Company has taken a number of steps which have resulted in improved printing sector performance including the hiring of several key managers in the manufacturing, purchasing, quality, technical services, production planning and customer service departments (see "EBITDA" at page 24). Comprehensive quality improvement and cost reduction programs have also been implemented for all the Company's printing processes. As a result of these measures, the Company has been successful in lowering its manufacturing costs within the printing sector, while improving product quality.

         Additionally, in order to grow sales and improve gross margins, the Company increased the size, and geographic and industry scope of its sales force and shifted the mix of its business toward retail customers and away from the printing of certain lower margin publications. The Shakopee Merger, Gowe Acquisition and Flexi-Tech operations (see "Business - Printing") are consistent with the Company's overall strategy to continue to increase profitability by growing its revenues, increasing its market share and reducing costs.

         Commercial Printing in the United States is highly competitive. The significant capital required to keep pace with changing technology and competitive pricing trends has led to a trend of industry consolidation in recent years. In addition, customers' preference for larger printers, such as the Company, with a wider variety of services, greater distribution capabilities and more flexibility have also contributed to consolidation within the industry. The industry is expected to remain competitive in the near future and the Company's sales will continue to be subject to changes in retailers' demands for printed products.

         The cost of paper is a principal factor in the Company's overall pricing to its customers. The level of paper costs also has a significant impact on the Company's reported sales. Beginning in Fiscal Year 1994 and throughout Fiscal Year 1995 and the majority of Fiscal Year 1996, the paper industry experienced increased demand and high capacity utilization in various grades of paper. This led to a global tightening of the paper supply, and as a result, the printing industry experienced substantial increases in the cost of paper. In late Fiscal Year 1996 and throughout Fiscal Year 1997, the overall cost of paper declined. In accordance with industry practice, the Company generally passes through increases to its customers in the cost of its printed products while decreases in costs generally result in lower prices to customers. Although the Company has been successful in passing through paper price increases to its customers in the past, significant increases in paper prices and continuing price competition resulted in pressure by certain customers to reduce selling prices and to reduce sizes/pages in order to mitigate the effect of increased paper costs during these periods. In addition, there can be no assurances that the Company will be able to pass through future paper price increases.

         American Color. The digital imaging and prepress services industry has experienced significant technological advances as electronic digital prepress systems have replaced the largely manual and photography-based methods utilized in the past. This shift in technology (which improved process efficiencies and decreased processing costs) produced increased unit growth for American Color as the demand for color pages increased. However, American Color's selling price levels per page have declined because of greater efficiencies resulting from increased use of technology. American Color's revenue from traditional services are now supplemented by new revenue sources from electronic digital imaging and prepress services such as digital image storage, facilities management, telecommunications, design and layout, consulting and training services.

         In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in this business. The cost of this plan was accounted for in accordance with the guidelines set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") (see "Restructuring Costs and Other Special Charges" below).

         The following table summarizes the Company's historical results of continuing operations for Fiscal Year 1997, 1996 and 1995.

                                            Fiscal Year Ended March 31,
                                        ----------------------------------
                                        1997           1996           1995
                                        ----           ----           ----
                                              (dollars in thousands)
Sales:
        Printing                     $ 449,924       $ 453,381     $ 353,123
        American Color                  74,627          72,461        76,070
        Other (a)                         --             3,681         4,005
                                     ---------       ---------     ---------
           Total                     $ 524,551       $ 529,523     $ 433,198
                                     =========       =========     =========

Gross Profit:
        Printing                     $  49,469       $  49,015     $  43,212
        American Color                  15,133          13,687        17,936
        Other (a)                           69           1,711         1,783
                                     ---------       ---------     ---------
           Total                     $  64,671       $  64,413     $  62,931
                                     =========       =========     =========

Gross Margin:
        Printing                          11.0%           10.8%         12.2%
        American Color                    20.3%           18.9%         23.6%
           Total                          12.3%           12.2%         14.5%

Operating Income (Loss):
        Printing (b)                 $  25,858       $  28,239     $  24,683
        American Color (b) (c)          (1,576)         (3,975)        7,855
        Other (a) (d)                  (13,910)(f)     (11,548)       (8,088)(e)
                                     ---------       ---------     ---------
           Total                     $  10,372       $  12,716     $  24,450
                                     =========       =========     =========

----------
(a) Other operations in Fiscal Year 1996 and Fiscal Year 1995 include revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996, see note 4 to the Company's consolidated financial statements).
(b) Printing operating income includes the impact of $0.4 million and $2 million in Fiscal Year 1997 and 1996, respectively, of other special charges related to fixed asset write-offs and write-downs. American Color's operating loss includes the impact of $1.5 million and $1.4 million in Fiscal Year 1997 and 1996, respectively, of other special charges related to fixed asset write-offs and write-downs (see note 18 to the Company's consolidated financial statements).
(c) Includes the impact of restructuring costs of $0.9 million in Fiscal Year 1997 and $4.1 million in Fiscal Year 1996 (see note 18 to the Company's consolidated financial statements).
(d) Also includes corporate selling, general and administrative expenses, and amortization expense.
(e) Includes the net gain of $3.3 million in Fiscal Year 1995 from the curtailment and establishment of defined benefit pension plans (see discussion below).
(f) Also reflects non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's Chief Executive Officer-see note 20 to the Company's consolidated financial statements).

Historical Results of Operations

                      Fiscal Year 1997 vs. Fiscal Year 1996

         The Company's sales decreased 0.9% to $524.6 million in Fiscal Year 1997 from $529.5 million in Fiscal Year 1996. This decrease includes a decrease in printing sales of $3.5 million, or 0.8%, an increase in American Color sales of $2.2 million, or 3%, and a $3.7 million decrease in other sales. The Company's gross profit increased to $64.7 million or 12.3% of sales in Fiscal Year 1997 from $64.4 million or 12.2% of sales in Fiscal Year 1996. The Company's operating income decreased to $10.4 million or 2% of sales in Fiscal Year 1997 from $12.7 million or 2.4% of sales in Fiscal Year 1996. See the discussion of these changes by sector below.

Printing

         Sales. Printing sales decreased to $449.9 million in Fiscal Year 1997 from $453.4 million in Fiscal Year 1996. This decrease includes a decrease in paper prices and the effect of an increase in customer supplied paper. These decreases were partially offset by $46.2 million of incremental sales from Gowe and Flexi-Tech and an increase in production volume of approximately 3% (excluding Gowe and Flexi-Tech).

         Gross Profit. Printing gross profit increased $0.5 million, or 0.9%, to $49.5 million in Fiscal Year 1997 from $49 million in Fiscal Year 1996. Printing gross margin increased to 11% in Fiscal Year 1997 from 10.8% in Fiscal Year 1996. The increase in gross profit primarily reflects incremental gross profit from Gowe and an increase in production volume. In addition, the gross profit improvement includes reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants. These gains were partially offset by an increase in depreciation expense, a reduction in the price of scrap paper and incremental costs related to the start-up of Flexi-Tech. The increase in gross margin as a percentage of sales is due primarily to the impact of the above described items and the impact of lower paper prices on sales in Fiscal Year 1997.

         Selling, General and Administrative Expenses. Printing selling, general and administrative expenses increased 23.2% to $23.1 million, or 5.1% of printing sales, in Fiscal Year 1997 from $18.8 million, or 4.1% of printing sales, in Fiscal Year 1996. The increase in Fiscal Year 1997 was primarily the result of increased sales and marketing expenses and incremental selling, general and administrative costs at Gowe and Flexi-Tech.

         Operating Income. As a result of the above factors and the incurrence of other special charges related to fixed asset write-offs and write-downs of $0.4 million and $2 million in Fiscal Year 1997 and 1996, respectively (see "Restructuring Costs and Other Special Charges" below), operating income from the printing business decreased to $25.9 million in Fiscal Year 1997 from $28.2 million in Fiscal Year 1996.

American Color

         Sales. American Color's sales increased 3% to $74.6 million in Fiscal Year 1997 from $72.5 million in Fiscal Year 1996. The increase in Fiscal Year 1997 was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work partially offset by lower equipment sales.

         Gross Profit. American Color's gross profit increased $1.4 million to $15.1 million in Fiscal Year 1997 from $13.7 million in Fiscal Year 1996. American Color's gross margin was 20.3% in Fiscal Year 1997, up from 18.9% in Fiscal Year 1996. These increases were primarily the result of increased volume and material cost savings offset in part by increased facilities management costs.

         Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased 18% to $14.3 million or 19.2% of American Color sales in Fiscal Year 1997 from $12.1 million or 16.7% of American Color sales in Fiscal Year 1996, primarily as a result of the addition of sales and marketing and administrative support personnel and related expenses, including expenses related to its digital visual effects group.

         Operating Loss. As a result of the above factors and the restructuring costs associated with the American Color restructuring plan of $0.9 million in Fiscal Year 1997 and $4.1 million in Fiscal Year 1996 and the incurrence of other special charges related to fixed asset write-offs and write-downs of $1.5 million and $1.4 million in Fiscal Year 1997 and 1996, respectively (see "Restructuring Costs and Other Special Charges" below), operating loss at American Color decreased to $1.6 million in Fiscal Year 1997 from $4 million in Fiscal Year 1996.

                      Fiscal Year 1996 vs. Fiscal Year 1995

         The Company's sales increased $96.3 million to $529.5 million in Fiscal Year 1996 from $433.2 million in Fiscal Year 1995, reflecting a $100.3 million increase in printing sales, a $3.6 million decrease in American Color sales and a $0.3 million decrease in other sales. The Company's gross profit increased to $64.4 million or 12.2% of sales in Fiscal Year 1996 from $62.9 million or 14.5% of sales in Fiscal Year 1995. The Company's operating income decreased to $12.7 million or 2.4% of sales in Fiscal Year 1996 from $24.5 million or 5.6% of sales in Fiscal Year 1995. See the discussion of these changes by sector below.

Printing

         Sales. Printing sales increased $100.3 million to $453.4 million in Fiscal Year 1996 from $353.1 million in Fiscal Year 1995. This increase includes $53.8 million of increased sales by Shakopee. In addition, the increase in sales includes the impact of increased paper prices and a slight increase in overall production volume (excluding Shakopee). These increases were partially offset by an increase in sales to customers that supply their own paper and the impact of continued competitive pricing pressure. Production volume is primarily dependent on economic activity in general and the level of advertising by retailers in particular. In the last quarter of Fiscal Year 1996, the Company experienced lower than expected production volume and a higher level of price competition than anticipated as a result of a weak retail environment in the last quarter of calendar year 1995.

         Gross Profit. Printing gross profit increased $5.8 million to $49 million in Fiscal Year 1996 from $43.2 million in Fiscal Year 1995. Printing gross margin decreased to 10.8% in Fiscal Year 1996 from 12.2% in Fiscal Year 1995. The increase in gross profit primarily reflects incremental gross profit from Shakopee. In addition, the gross profit improvement includes reduced variable production and certain other manufacturing costs due to continued cost containment programs at the printing plants. These gains were partially offset by continued competitive pricing pressure. The decrease in gross margin as a percentage of sales is due primarily to the impact of increased paper prices.

         Selling, General and Administrative Expenses. Printing selling, general and administrative expenses increased to $18.8 million or 4.1% of printing sales in Fiscal Year 1996 from $18.5 million or 5.2% of printing sales in Fiscal Year 1995. This increase includes incremental Shakopee expenses and additional administrative support expenses offset in part by a reduction in certain employee related costs.

         Operating Income. As a result of these factors, and the incurrence of other special charges related to fixed asset write-offs and write-downs of $2 million in Fiscal Year 1996 (see "Restructuring Costs and Other Special Charges" below), operating income from the printing business increased to $28.2 million in Fiscal Year 1996 from $24.7 million in Fiscal Year 1995.

American Color

         Sales. American Color's sales decreased $3.6 million to $72.5 million in Fiscal Year 1996 from $76.1 million in Fiscal Year 1995. The decrease is primarily the result of decreased selling prices and lower prepress production volume due in part to American Color's restructuring efforts during Fiscal Year 1996 (see note 18 to the Company's consolidated financial statements).

         Gross Profit. American Color's gross profit decreased $4.2 million to $13.7 million in Fiscal Year 1996 from $17.9 million in Fiscal Year 1995. American Color's gross margin decreased to 18.9% in Fiscal Year 1996 from 23.6% in Fiscal Year 1995. These decreases in Fiscal Year 1996 are primarily the result of decreases in both prepress production volume and selling prices, as well as increased depreciation expense.

         Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $12.1 million or 16.7% of American Color's sales in Fiscal Year 1996 from $10.1 million or 13.3% of
American Color's sales in Fiscal Year 1995. These increases are a result of increased sales and marketing expenses and additional administrative support personnel.

         Operating Income (Loss). As a result of these factors and the incurrence of $4.1 million of restructuring costs related primarily to employee termination and other expenses associated with the American Color restructuring plan and other special charges related to fixed asset write-downs of $1.4 million (see "Restructuring Costs and Other Special Charges" below), operating income at American Color decreased to a loss of $4 million in Fiscal Year 1996 from income of $7.9 million in Fiscal Year 1995.

Other Operations (Fiscal Year 1997 vs. Fiscal Year 1996 and Fiscal Year 1996
                 vs. Fiscal Year 1995)

         Other operations consist primarily of revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996), corporate selling, general and administrative expenses, other expenses and amortization expense. Amortization expenses for other operations, including goodwill amortization (see below), were $8.4 million, $8.7 million and $8.4 million in Fiscal Year 1997, 1996 and 1995, respectively.

         Operating losses from other operations increased $2.4 million to a loss of $13.9 million in Fiscal Year 1997 from a loss of $11.5 million in Fiscal Year 1996. This increase primarily reflects non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 20 to the Company's consolidated financial statements).

         Operating losses from other operations increased $3.4 million to a loss of $11.5 million in Fiscal Year 1996 from a loss of $8.1 million in Fiscal Year 1995. The primary reasons for this change include the recognition of a net gain of $3.3 million recorded in Fiscal Year 1995 resulting from a change in the Company's defined benefit pension plans (see discussion below), and increased amortization expenses.

Goodwill Amortization

         Amortization expense associated with goodwill was $8.3 million, $8.6 million and $8.4 million for Fiscal Year 1997, 1996 and 1995, respectively.

Restructuring Costs and Other Special Charges

         In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $5 million which were incurred as a part of this plan represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997. In Fiscal Year 1996 the Company recognized $4.1 million of such restructuring charges, which included $0.9 million of goodwill write-down, and $3.2 million primarily for severance and other personnel related costs. The goodwill written down was the portion related to certain facilities that were either shut down or relocated in conjunction with the American Color restructuring.

         During Fiscal Year 1997 and Fiscal Year 1996, the Company recorded special charges totaling $1.9 million and $3.4 million, respectively, for impaired long-lived assets and to adjust the carrying values of idle, disposed and under performing assets to estimated fair values. The provisions were based on a review of long-lived assets in connection with the adoption of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Of the Fiscal Year 1997 total of long-lived assets that were adjusted based on being idle, disposed of or under performing, approximately $0.4 million and $1.5 million related to the print and American Color sectors, respectively. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Approximately $2 million of the Fiscal Year 1996 total related to the print sectors long-lived assets that were adjusted based on being idle, disposed of or under performing. The remaining $1.4 million of the Fiscal Year 1996 total related to the American Color sector. The estimated undiscounted future cash flows attributable to certain American Color division identifiable long-lived assets held and used was less than their carrying value principally as a result of high levels of ongoing technological change. The methodology used to assess the recoverability of the American Color sector long-lived assets involved projecting aggregate cash flows. Based on this evaluation, the Company determined in Fiscal Year 1996 that long-lived assets with a carrying amount of $2.2 million were impaired and wrote them down by $1.4 million to their fair value. Fair value was based on Company estimates and appraisals. Such special charges are classified as restructuring costs and other special charges in the consolidated statement of operations.

Changes in Defined Benefit Pension Plans, Net

         In October 1994, the Board of Directors approved an amendment to the Company's defined benefit pension plans which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995. The Company recognized a curtailment gain of $3.7 million as a result of freezing such benefits.

         Also in October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for certain key executives. The Company recognized a $0.4 million expense associated with the establishment of the SERP.

         The net effect of the above, a $3.3 million gain, is reflected in the Company's consolidated statement of operations for Fiscal Year 1995.

Interest Expense

         Interest expense increased 11% to $36.3 million in Fiscal Year 1997 from $32.7 million in Fiscal Year 1996. This increase includes the impact of increased average indebtedness levels including indebtedness related to the Transactions and obligations under capital leases. Interest expense increased 26.9% to $32.7 million in Fiscal Year 1996 from $25.8 million in Fiscal Year 1995. This increase includes the impact of increased indebtedness levels and increases in prevailing market interest rates associated with the Company's floating rate debt. The increased indebtedness includes the additional indebtedness related to the Shakopee Merger and indebtedness incurred to fund the fees and expenses associated with the Refinancing (see notes 2 and 9 to the Company's consolidated financial statements).

Nonrecurring Charges Related to Terminated Merger

         The Company recognized $1.5 million of expenses related to a terminated merger in Fiscal Year 1996.

Other Expense (Income) and Taxes

         Other expense, net, remained relatively unchanged at $0.2 million in both Fiscal Year 1997 and Fiscal Year 1996. Other expense, net, decreased to $0.2 million in Fiscal Year 1996 from $1 million in Fiscal Year 1995. This decrease includes a $1.3 million net gain realized on the disposal of the Company's 51% interest in NIS in Fiscal Year 1996 (see note 4 to the Company's consolidated financial statements), offset in part by incremental expenses associated with an employee benefit program also recorded in Fiscal Year 1996.

         Income tax expense decreased to $2.6 million in Fiscal Year 1997 from $4.9 million in Fiscal Year 1996. This change is primarily due to smaller amounts of taxable income in foreign jurisdictions, the Shakopee Merger and the sale of NIS, partially offset by an increase in the deferred tax valuation allowance. During Fiscal Year 1997, the Company increased its valuation allowance by $8.9 million to $30.1 million. The increase in the valuation allowance during Fiscal Year 1997 resulted primarily from the loss incurred during this period for which a tax benefit will not be recorded.

         Income tax expense increased to $4.9 million in Fiscal Year 1996 from $2.6 million in Fiscal Year 1995. This change is primarily due to larger amounts of taxable income in foreign jurisdictions and the inclusion of Shakopee in Fiscal Year 1996. During Fiscal Year 1996, the Company increased its valuation allowance by $7.4 million to $21.2 million. The increase in the valuation allowance during Fiscal Year 1996 resulted primarily from the loss incurred during this period for which a tax benefit will not be recorded.

Discontinued Operations

Sullivan Media Corporation

         The Company's net loss in Fiscal Year 1997, Fiscal Year 1996 and Fiscal Year 1995 includes the loss from operations of its discontinued wholly-owned subsidiary SMC of approximately $1.6 million, $1.4 million and $0.9 million, respectively. The Company's Fiscal Year 1997 net loss also includes the estimated net loss on shut down of approximately $1.5 million. See note 5 to the Company's consolidated financial statements.

SMI Settlement

         On June 29, 1994, Graphics and SMI settled the lawsuit they initiated in federal court against Valassis Communications, Inc., News America and David Brandon. The Company recorded income from the SMI Settlement of $18.5 million net of taxes in Fiscal Year 1995 and when coupled with settlement expenses which had previously been accrued, the net cash proceeds resulting from this settlement were approximately $16.7 million. Proceeds received were primarily used in July 1994 to reduce borrowings under the Company's old bank credit agreement which primarily related to SMI losses prior to the shut down.

         In Fiscal Year 1996, the Company recognized settlement of the EPI lawsuit and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations.

Loss on Early Extinguishment of Debt, Net of Tax

         As part of the Shakopee Merger and the Refinancing in Fiscal Year 1996 (see notes 2 and 9 to the Company's consolidated financial statements), the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on the 15% Notes and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

Net Income (Loss)

         As a result of the factors discussed above, the Company's net loss increased to a loss of $31.7 million in Fiscal Year 1997 from a loss of $29.3 million in Fiscal Year 1996. As discussed above, Fiscal Year 1997 includes $0.9 million of expense related to the American Color restructuring, $1.9 million of other special charges related to fixed asset write-offs and write-downs, $2.5 million of non-recurring employee termination expenses and approximately a $3.1 million loss from discontinued operations related to SMC. The Company's net loss was $29.3 million in Fiscal Year 1996 and its net income was $13.2 million in Fiscal Year 1995. As discussed above, Fiscal Year 1996 includes $4.1 million of expense related to the American Color restructuring, $3.4 million of other special charges related to fixed asset write-offs and write-downs, a $1.5 million non-recurring expense associated with a terminated merger, a $4.5 million extraordinary loss on early extinguishment of debt and approximately $2.9 million of income and a $1.4 million loss from discontinued operations related to SMI and SMC, respectively. The Company's net income for Fiscal Year 1995 includes a $3.3 million gain from the curtailment and establishment of defined benefit pension plans, net and approximately $18.5 million of income and a $0.9 million loss from discontinued operations of SMI and SMC, respectively.

Liquidity and Capital Resources

         In August 1995, the Company refinanced substantially all of its existing indebtedness (see note 9 to the Company's consolidated financial statements). The primary objectives of the Refinancing were to gain greater financial and operating flexibility, to facilitate the merger with Shakopee, to refinance near-term debt service requirements and to provide further opportunity for internal growth and growth through acquisitions.

         As part of the Refinancing, the Company received gross proceeds of $185 million from the sale of 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes"). The gross proceeds of the offering of the Notes, together with $85.6 million in borrowings under the Bank Credit Agreement, and existing cash balances were used (i) to redeem all $100 million principal amount of the 15% Notes at a redemption price of $105.6 million (plus $1.8 million of accrued interest to September 15, 1995, the redemption date), (ii) to repay all $126.5 million of indebtedness outstanding under Graphics' old bank credit agreement (plus $2.3 million of accrued interest at the repayment date), (iii) to repay all $24.6 million of indebtedness assumed in the Shakopee Merger (plus $0.1 million of accrued interest at the repayment date) and (iv) to fund approximately $11.8 million of fees and expenses incurred in connection with the Transactions.

         The Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "Revolving Credit Facility") providing for a maximum of $75 million of borrowing availability, subject to a borrowing base requirement. As of May 31, 1997, the Company had borrowings of $38.2 million outstanding under the Revolving Credit Facility and $12.3 million of additional borrowing availability. On June 30, 1997, the Company entered into a $25 million term loan facility which matures on March 31, 2001 (the "Term Loan Facility") (see note 9 to the Company's consolidated financial statements). Net proceeds received under this facility of $23 million were used to reduce outstanding borrowings under the Revolving Credit Facility. Based upon activity through June 27, 1997 and after giving pro forma effect to receipt and application of the above $23 million Term Loan Facility net proceeds, the Company had additional borrowing availability under the Revolving Credit Facility of approximately $25.8 million at June 27, 1997.

         The Bank Credit Agreement also provides for a $60 million amortizing term loan with a final maturity on September 30, 2000 (the "Term Loan"). At May 31, 1997, $47.1 million of the Term Loan was outstanding. Scheduled Term Loan payments due over the upcoming fiscal year ending March 31, 1998 ("Fiscal Year 1998") approximate $10.6 million. Capital lease obligation repayments will be approximately $6.4 million in Fiscal Year 1998.

         In Fiscal Year 1997, net cash from operating activities and net borrowings under the Revolving Credit Facility (see the consolidated statements of cash flows) were used to pay $13.6 million in scheduled principal payments on indebtedness (including capital lease obligations). Additionally, these cash sources were used to fund the Company's Fiscal Year 1997 cash capital expenditures of $10.8 million and meet additional investing and financing needs of $1.1 million. The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that Fiscal Year 1998 cash capital expenditures will approximate $11.1 million and equipment acquired under capital leases will approximate $14.6 million during Fiscal Year 1998. The Company had zero cash on hand at March 31, 1997 due to a requirement under the Bank Credit Agreement that the Company's daily available funds be used to reduce borrowings under the Revolving Credit Facility.

         At March 31, 1997, the Company had total indebtedness outstanding of $312.3 million, including capital lease obligations. Of the total debt outstanding at March 31, 1997, $87.8 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.45%. Indebtedness under the Bank Credit Agreement bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At March 31, 1997, the Company had indebtedness other than obligations under the Bank Credit Agreement of $224.5 million (including $185 million of the Notes). In connection with the Term Loan Facility, the Company obtained amendments with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 31, 1998, in the Bank Credit Agreement and after giving effect to such amendments, the Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended. See note 9 to the Company's consolidated financial statements.

EBITDA
                                            Fiscal Year Ended March 31,
                                     -------------------------------------
                                     1997              1996           1995
                                     ----              ----           ----
EBITDA:                                       (dollars in thousands)

Printing                           $ 46,755          $ 46,597        $ 38,357
American Color(a)                     5,770             2,907          12,662
Other (b) (c)                        (5,553)(e)        (2,657)            700(d)
                                   --------          --------        --------
     Total                         $ 46,972          $ 46,847        $ 51,719
                                   ========          ========        ========

EBITDA Margin:
Printing                               10.4%             10.3%           10.9%
American Color                          7.7%              4.0%           16.6%
     Total                              9.0%              8.8%           11.9%


----------
(a) American Color EBITDA for Fiscal Year 1997 and 1996 includes the impact of restructuring costs of $0.9 million and $4.1 million, respectively (see note 18 to the Company's consolidated financial statements and discussion above).
(b) Other operations in Fiscal Year 1996 and Fiscal Year 1995 include revenues and expenses associated with the Company's 51% owned subsidiary, NIS (sold on March 11, 1996; see note 4 to the Company's consolidated financial statements).
(c)      Also includes corporate selling, general and administrative expenses.
(d) Includes a net gain of $3.3 million in Fiscal Year 1995 from the curtailment and establishment of defined benefit pension plans (see discussion above).
(e) Also reflects non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 20 to the Company's consolidated financial statements).

         EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

         Printing. As a result of the reasons previously described under "--Printing" (excluding the increase in depreciation expense), printing EBITDA increased to $46.8 million in Fiscal Year 1997 from $46.6 million in Fiscal Year 1996, representing an increase of $0.2 million. The Company's printing sector EBITDA increased to $46.6 million in Fiscal Year 1996 from $38.4 million in Fiscal Year 1995, representing an increase of $8.2 million. Printing EBITDA Margin increased to 10.4% in Fiscal Year 1997 from 10.3% in Fiscal Year 1996 and decreased to 10.3% in Fiscal Year 1996 from 10.9% in Fiscal Year 1995.

         American Color. As a result of the reasons previously described under "--American Color," American Color's EBITDA increased to $5.8 million in Fiscal Year 1997 from $2.9 million in Fiscal Year 1996, representing an increase of $2.9 million. EBITDA Margin increased to 7.7% in Fiscal Year 1997 from 4% in Fiscal Year 1996. American Color EBITDA decreased to $2.9 million in Fiscal Year 1996 from $12.7 million in Fiscal Year 1995, representing a reduction of $9.8 million. EBITDA Margin decreased to 4% in Fiscal Year 1996 from 16.6% in Fiscal Year 1995. Included in the Fiscal Year 1996 EBITDA and EBITDA Margin is $4.1 million of restructuring costs related to the American Color restructuring plan (see discussion above).

         Other Operations. As a result of the reasons previously described under "--Other Operations," excluding changes in amortization expense, other operations negative EBITDA increased to negative EBITDA of $5.6 million in Fiscal Year 1997 from negative EBITDA of $2.7 million in Fiscal Year 1996. EBITDA from other operations decreased to a negative EBITDA of $2.7 million in Fiscal Year 1996 from EBITDA of $0.7 million in Fiscal Year 1995. Negative EBITDA for Fiscal Year 1997 includes the impact of non-recurring employee termination expenses of $2.5 million (including $1.9 million related to the resignation of the Company's Chief Executive Officer - see note 20 to the Company's consolidated financial statements). EBITDA in Fiscal Year 1995 includes the net gain of $3.3 million relating to a change in the Company's defined benefit plans (see discussion above).

Amortization of Goodwill

         The goodwill is amortized on a straight-line basis by business sector. Goodwill amortization expense will be approximately $8.4 million for Fiscal Year 1998 and approximately $2.3 million annually thereafter.

Impact of Inflation

         Generally, the Company believes it has been able to pass along increases in its costs to its customers (primarily paper and ink) through increased prices of its printed products. Throughout the majority of Fiscal Year 1996, the printing industry experienced substantial increases in the cost of paper. In late Fiscal Year 1996, however, the overall cost of paper began to decline and that decline continued throughout Fiscal Year 1997. Management expects that as a result of the Company's strong relationship with key suppliers that its material costs will remain competitive within the industry.

Seasonality

         Some of the Company's printing and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. Generally, the Company's sales from advertising inserts are highest during periods prior to the following advertising periods:
Spring advertising season (March 15 -- May 15); Back-to- School (July 15 -- August 15); and Thanksgiving/Christmas (October 15 -- December 15). One of the reasons the Company chose to enter the comic book printing market is that it is not subject to significant seasonal fluctuations. Sales of Sunday comics and magazine products are also not subject to significant seasonal fluctuations. The Company's strategy has been and will continue to be to try to mitigate the seasonality of its printing business by increasing its sales to food and drug companies whose own sales are less seasonal.

Environmental

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments and/or remedial efforts are probable and the related costs can be reasonably estimated.

         The Company believes that environmental liabilities, currently and in the prior periods discussed herein, are not material. The Company has recorded an environmental reserve of approximately $0.1 million in connection with a Superfund site in its consolidated statement of financial position at March 31, 1997 which the Company believes to be adequate. See "Legal Proceedings - Environmental Matters." The Company does not anticipate receiving insurance proceeds related to this potential settlement. Management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on the consolidated financial position or results of operations of the Company.

Accounting

         There are no pending accounting pronouncements that, when adopted, are expected to have a material effect in the Company's results of operations or its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                      Page No.
                                                                                                      --------

The following consolidated financial statements of Sullivan Communications, Inc.
are included in this report:

Report of Independent Auditors........................................................................... 27
Consolidated balance sheets - March 31, 1997 and  1996................................................... 28
For the Years Ended March 31, 1997, 1996 and 1995:
         Consolidated statements of operations........................................................... 30
         Consolidated statements of stockholders' deficit................................................ 31
         Consolidated statements of cash flows........................................................... 32
Notes to Consolidated Financial Statements............................................................... 34

         The following consolidated financial statement schedules of Sullivan Communications, Inc. are included in Part IV, Item 14:

          I.     Condensed Financial Information of Registrant
                 Condensed Consolidated Financial Statements
                 (parent company only) for the years ended March 31, 1997, 1996, and 1995, and as of March 31, 1997 and 1996

         II.      Valuation and qualifying accounts

         All other schedules specified under Regulation S-X for Sullivan Communications, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.

                         Report of Independent Auditors


The Board of Directors
Sullivan Communications, Inc.

We have audited the accompanying consolidated balance sheets of Sullivan Communications, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sullivan Communications, Inc. at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, in fiscal year 1996 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                                                      Ernst & Young LLP


Nashville,  Tennessee
May 23, 1997, except as to Note 9,
as to which the date is
June 30, 1997

                          SULLIVAN COMMUNICATIONS, INC.
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                               March 31,
                                                               ---------
                                                            1997        1996
                                                            ----        ----
Assets
Current assets:
     Cash                                                $       0            0
     Receivables:
        Trade accounts, less allowance for doubtful
           accounts of $5,879 and $4,830 at
           March 31, 1997 and 1996, respectively            53,510       64,465
     Other                                                   3,252        3,588
                                                         ---------    ---------
           Total receivables                                56,762       68,053

     Inventories                                             9,711       13,181
     Prepaid expenses and other current assets               3,604        4,285
                                                         ---------    ---------
           Total current assets                             70,077       85,519

Property, plant and equipment:
     Land and improvements                                   3,278        3,259
     Buildings and improvements                             17,837       16,346
     Machinery and equipment                               175,196      169,375
     Furniture and fixtures                                  3,625        3,212
     Leased assets under capital leases                     35,113        8,606
     Equipment installations in process                      3,118        6,466
                                                         ---------    ---------
                                                           238,167      207,264
     Less accumulated depreciation                         (71,270)     (51,103)
                                                         ---------    ---------
           Net property, plant and equipment               166,897      156,161

Excess of cost over net assets acquired,
     less accumulated  amortization of
     $33,523 and $25,269 at March 31, 1997
     and 1996, respectively                                 81,964       89,324
Other assets                                                15,037       20,177
                                                         ---------    ---------
           Total assets                                  $ 333,975      351,181
                                                         =========    =========



See accompanying notes to consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                                            March 31,
                                                                            ---------
                                                                        1997         1996
                                                                        ----         ----
Liabilities and Stockholders' Deficit
Current liabilities:
     Current installments of long-term debt and capitalized leases  $  18,252       11,490
     Trade accounts payable                                            29,364       35,931
     Accrued expenses                                                  30,037       27,271
     Income taxes                                                       1,022        1,215
                                                                    ---------    ---------
        Total current liabilities                                      78,675       75,907

Long-term debt and capitalized leases, excluding
     current installments                                             294,057      286,127
Deferred income taxes                                                   8,713        7,801
Other liabilities                                                      28,848       25,742
                                                                    ---------    ---------
        Total liabilities                                             410,293      395,577

Stockholders' deficit:
     Common stock, voting, $.01 par value, 5,852,223 shares
        authorized, 123,889 shares issued and outstanding                   1            1

     Series  A  convertible  preferred  stock, $.01 par value,
        4,000 shares authorized, issued and outstanding,
        $40,000,000 liquidation preference                                 --           --

     Series  B  convertible  preferred  stock, $.01 par value,
        1,750 shares authorized, issued and outstanding,
        $17,500,000 liquidation preference                                 --           --

     Additional paid-in capital                                        57,499       57,499
     Accumulated deficit                                             (132,228)    (100,525)
     Cumulative translation adjustment                                 (1,590)      (1,371)
                                                                    ---------    ---------
        Total stockholders' deficit                                   (76,318)     (44,396)
                                                                    ---------    ---------
Commitments and contingencies
        Total liabilities and stockholders' deficit                 $ 333,975      351,181
                                                                    =========    =========



See accompanying notes to consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                      Consolidated Statements of Operations
                                 (In thousands)

                                                            Year ended March 31,
                                                            --------------------
                                                       1997         1996         1995
                                                       ----         ----         ----

Sales                                               $ 524,551      529,523      433,198
Cost of sales                                         459,880      465,110      370,267
                                                    ---------    ---------    ---------
    Gross profit                                       64,671       64,413       62,931

Selling, general and administrative expenses           43,164       35,533       33,406
Amortization of goodwill                                8,254        8,631        8,386
Restructuring costs and other special charges           2,881        7,533         --
Gain from curtailment and establishment of
defined benefit pension plans, net                       --           --         (3,311)
                                                    ---------    ---------    ---------
    Operating income                                   10,372       12,716       24,450
                                                    ---------    ---------    ---------
Other expense (income):
    Interest expense                                   36,289       32,688       25,752
    Interest income                                      (157)        (263)        (418)
    Nonrecurring charge related to terminated
       merger                                            --          1,534         --
    Other, net                                            245          188          985
                                                    ---------    ---------    ---------
       Total other expense                             36,377       34,147       26,319
                                                    ---------    ---------    ---------

    Loss from continuing operations before income
       taxes and extraordinary item                   (26,005)     (21,431)      (1,869)
Income tax expense                                     (2,591)      (4,874)      (2,552)
                                                    ---------    ---------    ---------
    Loss from continuing operations before
       extraordinary item                             (28,596)     (26,305)      (4,421)
Discounted operations:
    Loss from operations, net of tax                   (1,557)      (1,364)        (912)
    Estimated (loss) on shut down and gain on
       SMI settlement, net of tax                      (1,550)       2,868       18,495
                                                    ---------    ---------    ---------

    (Loss) income before extraordinary item           (31,703)     (24,801)      13,162
Loss on early extinguishment of debt, net of tax         --         (4,526)        --
                                                    ---------    ---------    ---------
    Net (loss) income                               $ (31,703)     (29,327)      13,162
                                                    =========    =========    =========



See accompanying notes to consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                Consolidated Statements of Stockholders' Deficit
                                 (In thousands)

                                                  Series A
                                                    and B
                                      Voting    Convertible   Additional                  Cumulative
                                      common     preferred      paid-in   Accumulated    translation
                                       stock       stock        capital      deficit      adjustment     Total
                                       -----       -----        -------      -------      ----------     -----

Balances, March 31, 1994             $      1          --       39,999      (84,360)       (1,125)      (45,485)
Pooling accounting                         --          --       17,500           --            --        17,500
                                     --------     -------     --------     --------      --------      --------
Balances, December 23, 1994          $      1          --       57,499      (84,360)       (1,125)      (27,985)
Change in cumulative
    translation adjustment -
    exchange rate fluctuations             --          --           --           --          (147)         (147)
Net income                                 --          --           --       13,162            --        13,162
                                     --------     -------     --------     --------      --------      --------
Balances, March 31, 1995             $      1          --       57,499      (71,198)       (1,272)      (14,970)
Change in cumulative translation
    adjustment - exchange rate
    fluctuations                           --          --           --           --           (99)          (99)
Net loss                                   --          --           --      (29,327)           --       (29,327)
                                     --------     -------     --------     --------      --------      --------
Balances, March 31, 1996             $      1          --       57,499     (100,525)       (1,371)      (44,396)
Change in cumulative translation
    adjustment - exchange rate
    fluctuations                           --          --           --           --          (219)         (219)
Net loss                                   --          --           --      (31,703)           --       (31,703)
                                     --------     -------     --------     --------      --------      --------
Balances, March 31, 1997             $      1          --       57,499     (132,228)       (1,590)      (76,318)
                                     ========     =======     ========     ========      ========      ========






See accompanying notes to consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                     Year ended March 31,
                                                                     --------------------
                                                                1997        1996        1995
                                                                ----        ----        ----

Cash flows from operating activities:

        Net (loss) income                                     $(31,703)    (29,327)     13,162

Adjustments to reconcile net (loss) income to cash provided
       (used) by operating activities:

Extraordinary item - non cash                                       --      (1,912)         --

Other special charges - non cash                                 1,944       4,306          --

Depreciation                                                    25,282      21,385      18,327

Depreciation and amortization related to SMC                       251         932         638

Amortization of goodwill                                         8,254       8,631       8,386

Amortization of other assets                                     1,120         680         555

Amortization of deferred financing costs and
        bond premium                                             1,784       1,469         485

Gain on shut down of SMI, net of tax - non cash                     --      (1,480)         --

Loss on shut down of SMC - non cash                              1,550          --          --

Loss on sales and write-downs of property, plant
        and equipment                                                6         350          72

Gain from curtailment and establishment of
        defined benefit pension plans, net                          --          --      (3,311)

Deferred income tax expense                                        911         595       1,560

Changes in assets  and  liabilities,
        net of effects of shut down of SMI and SMC and acquisition of Gowe:

        Decrease (increase) in receivables                      11,262     (12,870)     11,456

        Decrease (increase) in inventories                       3,453      (1,744)      1,534

        (Decrease) increase in trade accounts payable           (6,528)     11,571     (15,026)

        Increase (decrease) in accrued expenses                  1,226         981      (8,489)

        Decrease (increase) in current income taxes payable       (193)        195         592

        Other                                                    5,694      (7,949)        569
                                                              --------    --------    --------

               Total adjustments                                56,016      25,140      17,348
                                                              --------    --------    --------

Net cash provided (used) by operating activities                24,313      (4,187)     30,510
                                                              --------    --------    --------


See accompanying notes to consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                      Year ended March 31
                                                                      -------------------
                                                                 1997        1996        1995
                                                                 ----        ----        ----

Cash flows from investing activities:

    Purchases of property, plant and equipment                 (10,810)    (20,276)    (19,601)

    Proceeds from sales of property, plant and equipment            63          36       2,137

    Gowe acquisition                                                --      (6,682)         --

    Proceeds from sale of NIS                                       --       2,550          --

    Other                                                         (250)        (64)       (116)
                                                              --------    --------    --------

           Net cash used by investing activities               (10,997)    (24,436)    (17,580)
                                                              --------    --------    --------

Cash flows from financing activities:

    Debt:

        Proceeds                                                 1,162     280,451          --

        Payments                                               (10,374)   (242,970)    (16,329)

        Increase in deferred financing costs                      (827)    (12,095)     (1,052)

        Repayment of capital lease obligations                  (3,212)       (591)       (140)

        Other                                                      (61)       (813)         (6)
                                                              --------    --------    --------

           Net cash (used) provided by financing activities    (13,312)     23,982     (17,527)
                                                              --------    --------    --------

Effect of exchange rates on cash                                    (4)          6           1
                                                              --------    --------    --------

Decrease in cash                                                     0      (4,635)     (4,596)

Cash:

    Beginning of period                                              0       4,635       9,231
                                                              --------    --------    --------

    End of period                                             $      0           0       4,635
                                                              ========    ========    ========


Supplemental disclosure of cash information:

    Cash paid for:

        Interest                                              $ 34,284      30,581      26,416

        Income taxes, net of refunds                             1,863       3,964       1,904

    Exchange rate adjustment to long-term debt                     (61)         53         (54)

    Non cash investing activities:

        Lease obligations                                     $ 26,957       7,746         814


See accompanying notes to consolidated financial statements.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

         Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, Sullivan Graphics, Inc. ("Graphics"), collectively the ("Company"), was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc.

         On August 15, 1995, the Company completed a merger transaction with Shakopee Valley Printing Inc. ("Shakopee") (the "Shakopee Merger"). Shakopee was formed to effect the purchase of certain assets and assumption of certain liabilities of Shakopee Valley Printing, a Guy Gannett Communications division. On December 22, 1994, Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P., and MSCP III 892 Investors, L.P. (collectively the "MSCP III Entities"), together with First Plaza Group Trust and Leeway & Co. purchased 35,000 shares of common stock of Shakopee. On December 22, 1994, pursuant to an Agreement for the Purchase of Assets between Guy Gannett
         Communications (the "Seller") and Shakopee (the "Buyer"), the Seller agreed to sell (effective at the close of business on December 22,
         1994) certain assets and transfer certain liabilities of Shakopee Valley Printing to the Buyer for a total purchase price of approximately $42.6 million, primarily financed through the issuance of 35,000 shares of Common Stock and bank borrowings. Each of the MSCP III Entities is affiliated with Morgan Stanley, Dean Witter, Discover & Co., the parent company of the general partner of the Company's majority stockholder. In addition, the other stockholders of Shakopee were also stockholders of the Company. See note 2 for a description of the specific terms of the Shakopee Merger.

         Communications has no operations or significant assets other than its investment in Graphics. Communications is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 1997, Graphics' ability to pay dividends or lend to Communications was either restricted or prohibited, except that Graphics may pay specified amounts to Communications (i) to pay the repurchase price payable to any officer or employee (or their estates) of Communications, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Communications upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Communications' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Communications' obligations pursuant to a tax sharing agreement with Graphics. Substantially all of Graphics' long-term obligations have been fully and unconditionally guaranteed by Communications.

         The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging and prepress services conducted by its American Color division.

         Significant accounting policies are as follows:

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(a)      Basis of Presentation

         The  consolidated   financial   statements   include  the  accounts  of
         Communications and all greater than 50% owned subsidiaries which are consolidated under generally accepted accounting principles.

         All significant intercompany transactions and balances have been eliminated in consolidation.

         The Shakopee Merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests). The consolidated financial statements give retroactive effect to the merger of the Company and Shakopee and include the combined operations of the Company and Shakopee for the fiscal year ended March 31, 1995 ("Fiscal Year 1995"). Shakopee was not under common control until December 22, 1994, and, accordingly, the consolidated financial statements reflect Shakopee as under common control subsequent to such date.

         Earnings per share data has not been provided since Communications' common stock is closely held.

(b)      Revenue Recognition

         In accordance with trade practices of the printing industry, printing revenues are recognized upon the completion of production. Shipment of printed material generally occurs upon completion of this production process. Materials are printed to unique customer specifications and are not returnable. Credits relating to specification variances and other customer adjustments are not significant.

(c)      Inventories

         Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market (net realizable value) (see note 6).

(d)      Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases.

(e)      Excess of Cost Over Net Assets Acquired

         The excess of cost over net assets acquired (or "goodwill") is amortized on a straight-line basis over a range of 5 to 40 years for each of its principal business sectors. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted future cash flows of the assets acquired, the Company's carrying amount of the goodwill is reduced by the estimated shortfall of such cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of" ("FASB 121"). Under these rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when assets or circumstances exist that indicate the carrying amount of these assets may not be recoverable.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(f)      Other Assets

         Financing costs related to the Bank Credit Agreement (as defined herein) are deferred and amortized over the term of the five-year loan agreement. Costs related to the Notes (as defined herein) are deferred and amortized over the ten-year term of the Notes.

         The covenants not to compete are amortized over the three and five year terms of the respective underlying agreements.

(g)      Income Taxes

         Income  taxes  have  been  provided  using  the  liability   method  in
         accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

(h)      Foreign Currency Translation

         The assets and liabilities of the Company's Canadian facility, which include interdivisional balances, are translated at year-end rates of exchange while revenue and expense items are translated at average rates for the year.

         Translation adjustments are recorded as a separate component of stockholders' deficit. Since the transactions of the Canadian facility are denominated in its functional currency and the interdivision accounts are of a long-term investment nature, no transaction adjustments are included in operations.

(i)      Reclassifications

         Certain prior period amounts have been reclassified to conform with the most recent period presentation.

(j)      Environmental

         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future period revenue generation, are expensed. Environmental liabilities are provided when assessments and/or remedial efforts are probable and the related amounts can be reasonably estimated.

(k)      Fair Value of Financial Instruments

         The Company discloses the estimated fair values of its financial instruments together with the related carrying amount. The Company is not a party to any financial instruments with material off-balance-sheet risk.

(l)      Concentration of Credit Risk

         Financial instruments which subject the Company to credit risk consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements


(m)      Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(n)      Stock Based Compensation

         In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company has accounted for stock-based compensation awards under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), as permitted by SFAS 123, and intends to continue to do so.

(2)      The Shakopee Merger

         On August 15, 1995, the Shakopee Merger was consummated and each outstanding share of the Common Stock of Shakopee was converted into one share of the New Common Stock of the Company and 1/20 of one share of Series B Preferred Stock of the Company. Also on August 15, 1995, concurrent with the Shakopee Merger, the Company sold $185 million of 12 3/4% Senior Subordinated Notes Due 2005. Also on August 15, 1995, the Company repaid all amounts outstanding under the Old Bank Credit Agreement (as defined herein) which included the Series A Term Loan and Revolving Credit Facility Borrowings and all amounts due on the 15% Senior Subordinated Notes Due 2000 (the "Refinancing"). Additionally, on August 15, 1995, the Company entered into a $75 million revolving credit facility maturing in 2000 and a $60 million amortizing term loan with a final maturity in 2000.

         The Shakopee Merger was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 ("APB 16"). Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values.

         The allocation of the purchase price is set forth below (in thousands):

           Total purchase price                                  $  42,631

           Allocation of the purchase price:
            Current assets acquired                                (10,007)
            Property, plant, and equipment acquired                (24,960)
            Other long-term assets                                    (686)
            Current liabilities assumed                              5,050
            Other adjustments related to the acquisition               187
                                                                  --------
            Excess of cost over net assets acquired               $ 12,215
                                                                  ========

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         The Shakopee Merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Communications and Shakopee subsequent to December 22, 1994. The following is a summary of the results of operations of the separate entities for Fiscal Year 1995 (in thousands):


                             Sullivan
                          Communications
                          Inc. (prior to      Shakopee Valley        Pooling
                         Shakopee Merger)       Printing Inc.       Adjustments       Combined
                         ----------------       -------------       -----------       --------
Sales                      $  419,054              14,144               --          $   433,198
Income (loss) from
 continuing operations     $   (4,445)                 24               --          $    (4,421)
Net income                 $   13,138                  24               --          $    13,162


         Pooling adjustments have been recorded to eliminate income and expenses associated with a management agreement between Graphics and Shakopee. In addition, $0.8 million of costs reflected in Shakopee's selling, general and administrative expenses has been reclassified to cost of sales in conformity with the Company's reporting policies.

(3)      The Gowe Acquisition

         On March 12,  1996,  Graphics  acquired  the  assets of Gowe,  Inc.,  a
         Medina, Ohio based regional printer of newspapers, T.V. books and retail advertising inserts and catalogs ("Gowe"), for approximately $6.7 million in cash and assumption of certain liabilities of Gowe, Inc., pursuant to an Asset Purchase Agreement, among Graphics, Gowe, Inc. and ComCorp, Inc., the parent company of Gowe, Inc. (the "Gowe Acquisition"). The Gowe Acquisition was accounted for under the purchase method of accounting applying the provisions of APB 16.
         Pursuant to the requirements of APB 16, the purchase price was allocated to the tangible assets and identifiable intangible assets and liabilities assumed based upon their respective fair values. Gowe's results of operations are included in the Company's consolidated financial statements subsequent to March 11, 1996.

         The Company's pro forma unaudited results of operations for the fiscal year ended March 31, 1996 ("Fiscal Year 1996"), assuming that the Gowe Acquisition occurred as of April 1, 1995, were $561.6 million in sales, a $25.9 million loss from continuing operations before extraordinary item and a $28.9 million net loss.

         The Company's pro forma unaudited results of operations for the Fiscal Year 1995, assuming that the Refinancing, Shakopee Merger and Gowe Acquisition occurred as of April 1, 1994, were $503.4 million in sales, a $6.0 million loss from continuing operations before extraordinary item and $7.5 million in net income.

(4)      Disposal of 51% Interest in National Inserting Systems, Inc.

         On March 11, 1996, the Company sold its 51% interest in National Inserting Systems, Inc. ("NIS") for approximately $2.5 million in cash and a note for approximately $0.2 million under the terms of a Stock Redemption Agreement between NIS and Graphics. This transaction resulted in a net gain on disposal of approximately $1.3 million, which is classified as other, net in the consolidated statement of operations. The proceeds of the sale were used to repay indebtedness under Graphics' Bank Credit Agreement (as defined herein).

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(5)      Discontinued Operations

         Sullivan Media Corporation

         In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). This resulted in an estimated net loss on shut down of approximately $1.5 million, which is net of zero income tax benefits.

         The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying consolidated statements of operations. The assets of SMC and any resulting gain or loss on the disposal of those assets, is immaterial to the results of operations and financial position of the Company.

         The condensed consolidated statements of operations relating to the discontinued SMC operation follows:

                                                Year Ended March 31,
                                                --------------------
                                            1997        1996        1995
                                            ----        ----        ----
               Sales                      $  9,786       6,819       1,670
               Cost and expenses            11,343       8,183       2,582
                                          --------    --------    --------
               Loss before income taxes     (1,557)     (1,364)       (912)
               Income taxes                     --          --          --
                                          --------    --------    --------
               Net loss                   $ (1,557)     (1,364)       (912)
                                          ========    ========    ========


         SMI Settlement

         On June 29, 1994, Graphics and Sullivan Marketing, Inc. ("SMI") settled the lawsuit pending in the United States District Court for the Southern District of New York entitled Sullivan Marketing, Inc. and Sullivan Graphics, Inc. v. Valassis Communications, Inc., News America FSI, Inc. and David Brandon (the "SMI Settlement"). All claims and counterclaims in such litigation were dismissed. The Company recorded income from the SMI Settlement of $18.5 million, net of $1.5 million in taxes in Fiscal Year 1995, and when coupled with settlement expenses which had previously been accrued, the net cash proceeds resulting from this settlement were approximately $16.7 million. Proceeds received were principally used in July 1994 to reduce borrowings under the Revolving Credit Facility (defined herein) which were incurred primarily to fund SMI losses prior to the shut down.

         In Fiscal Year 1996, the Company recognized settlement of the EPI Group Limited ("EPI") complaint naming SMI, News America FSI, Inc. ("News America") and two packaged goods companies as defendants ("EPI Lawsuit") and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(6)      Inventories

         The components of inventories are as follows (in thousands):

                                                  March 31,
                                                  ---------
                                              1997        1996
                                              ----        ----
               Paper                         $7,831       11,277
               Ink                              324          272
               Equipment held for sale           60          349
               Supplies and other             1,496        1,283
                                             ------        -----
                            Total            $9,711       13,181
                                             ======       ======


         In the third quarter of Fiscal Year 1996, the Company changed to the FIFO method of accounting from the last-in, first-out ("LIFO") method of accounting as the principal method of accounting for inventories. The change results in a balance sheet which (1) reflects inventories at a value that more closely represents current costs which the Company believes are the primary concern of its constituents (bank lenders, financial markets, customers, trade creditors, etc.) and (2) enhances the comparability of the Company's financial statements by changing to the predominant method used by key competitors in the printing industry. The effect (approximately $0.8 million) of the change for the six months ended September 30, 1995 resulted in the retroactive restatement of the first and second quarters of Fiscal Year 1996 of approximately $0.5 million and $0.3 million, respectively, as a decrease of cost of sales and a decrease to net loss. In addition, the change resulted in the restatement of Fiscal Year 1995 by approximately $1.1 million to decrease cost of sales and increase net income.

(7)      Other Assets

         The components of other assets are as follows (in thousands):

                                                             March 31,
                                                             ---------
                                                        1997          1996
                                                        ----          ----
          Deferred financing costs, less
            accumulated amortization of $2,893 in
            1997 and $2,139 in 1996                    $ 9,996       10,953
          Spare parts inventory, net of valuation
            allowance of $100 in 1997 and 1996           1,699        1,071
          Flexi-Tech equipment deposits                     --        2,606
          Other                                          3,342        5,547
                                                       -------       ------
                        Total                          $15,037       20,177
                                                       =======       ======

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(8)      Accrued Expenses

         The components of accrued expenses are as follows (in thousands):

                                                             March 31,
                                                             ---------
                                                         1997          1996
                                                         ----          ----

         Compensation and related taxes                 $ 9,206        6,882

         Employee benefits                                8,353       11,204

         Interest                                         4,445        4,435

         Accrued costs related to shut down of SMC        1,046           --

         Other                                            6,987        4,750
                                                        -------      -------

                            Total                       $30,037       27,271
                                                        =======      =======



(9)      Notes Payable, Long-term Debt and Capitalized Leases

         Long-term debt is summarized as follows (in thousands):

                                                                March 31,
                                                                ---------
                                                           1997           1996
                                                           ----           ----

         Bank Credit Agreement:

             Term Loan                                   $ 47,088        55,902

             Revolving Credit Facility Borrowings          40,710        39,548
                                                         --------      --------

                                                           87,798        95,450

         12 3/4% Senior Subordinated Note Due 2005        185,000       185,000

         Capitalized leases                                31,607         7,862

         Other loans with varying maturities and
           interest rates                                   7,904         9,305
                                                         --------      --------

             Total long-term debt                         312,309       297,617

         Less current installments                         18,252        11,490
                                                         --------      --------

             Long-term debt and capitalized leases,
              excluding current installments             $294,057       286,127
                                                         ========      ========

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

The Refinancing

On August 15, 1995 the Company sold $185 million of 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes"). Concurrently with the closing of the sale of the Notes, the Company entered into a series of transactions, (the "Refinancing," and together with the Shakopee Merger, the "Transactions") including the following: (i) the Company entered into a Credit Agreement with BT Commercial Corporation ("BTCC") (the "New Bank Credit Agreement"), providing for a $75 million revolving credit facility maturing in 2000 (the "Revolving Credit Facility") and a $60 million amortizing term loan with a final maturity in 2000 (the "Term Loan"); (ii) the repayment of all $126.5 million of indebtedness outstanding under the Old Bank Credit Agreement (plus $2.3 million of accrued interest to the date of repayment); (iii) the redemption of all outstanding 15% Senior Subordinated Notes due 2000 ("the 15% Notes") at an aggregate redemption price of $105.6 million (plus $1.8 million of accrued interest to the redemption date); (iv) the repayment of all $24.6 million of indebtedness, including the Shakopee Bank Credit Agreement, assumed in the Shakopee Merger (plus $0.1 million of accrued interest to the date of repayment) and (v) the payment of approximately $11.8 million of fees and expenses incurred in connection with the Transactions. As a result of the Transactions, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on the 15% Notes and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

Borrowings under the Revolving Credit Facility are subject to a borrowing base which consists of (i) 85% of Eligible Accounts Receivable plus (ii) the lesser of (x) $15 million and (y) 60% of Eligible Inventory plus (iii) Equipment Acquisition Loans in an amount not to exceed $7.5 million outstanding at any time, each of which must be repaid within six months from the date of borrowing minus (iv) the aggregate amount of reserves against Eligible Accounts Receivable and Eligible Inventory established by BTCC.

The remaining Term Loan amortizes in the following annual amounts: (i) $10.6 million in Fiscal Year 1998, (ii) $13.3 million in Fiscal Year 1999, (iii) $15.2 million in Fiscal Year 2000 and (iv) $8 million in Fiscal Year 2001.

The New Bank Credit Agreement as amended (the "Bank Credit Agreement"), requires the Company to meet certain financial covenants including, but not limited to
(1) Minimum EBITDA, (2) Current Ratio, (3) Fixed Charge Ratio and (4) Net Sale Proceeds. The Bank Credit Agreement requires prepayments in certain circumstances including: excess cash flows, proceeds from asset dispositions totaling prescribed levels, and changes in ownership. Graphics may also make voluntary prepayments of the amounts borrowed under the Bank Credit Agreement at any time, without premium or penalty, subject to certain notice and minimum amount restrictions. Each voluntary prepayment of Term Loans shall be applied to reduce the then remaining scheduled repayments in direct order of maturity. Amounts paid pursuant to repayments and prepayments of the Term Loan (including reductions in the face amounts of letters of credit) may not be reborrowed or, in the case of letters of credit, reutilized. Subject to the requirements set forth above and to certain requirements set forth in the Bank Credit Agreement, amounts borrowed under the Revolving Credit Facility may not exceed in an aggregate principal amount at any time outstanding, when added to the aggregate amount of Letter of Credit Obligations then outstanding, its Revolving Loan Percentage of the lesser of (x) the Total Revolving Loan Commitments then in effect and (y) the Borrowing Base then in effect. Graphics had outstanding borrowings under the Revolving Credit Facility of $40.7 million at March 31, 1997. The aggregate amount of letters of credit outstanding at March 31, 1997 was $4.9 million.

Interest under the Bank Credit Agreement is floating based on prevailing market rates and is computed using various rate options over periods of 30, 60, 90 or 180 days as selected by the Company. The weighted average rate on outstanding indebtedness under the Bank Credit Agreement at March 31, 1997 was 8.45%. Graphics is required to pay a commitment fee equal to 1/2% per annum of the unused commitment under the Revolving Credit Facility.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

Communications has guaranteed Graphics' indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. In addition, borrowings under the Bank Credit Agreement are secured by substantially all of the assets of Graphics. Communications is restricted under its guarantee of the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends. In the event of a default under the Bank Credit Agreement the Banks have various rights and obligations under such agreement which could have an adverse impact on the Company. Should the Banks exercise their right to accelerate principal repayment as a result of an event of default, an event of default would occur under the terms of the Indenture. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended.

On June 30, 1997, the Company entered into a $25 million term loan facility with Bankers Trust Company and a syndicate of lenders including a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which matures on March 31, 2001 (the "Term Loan Facility"). Net proceeds of approximately $23 million were received and used to reduce outstanding borrowings under the existing Revolving Credit Facility. Interest under the Term Loan Facility is floating based upon existing market rates plus agreed upon margin levels which escalate over the initial 24 months of the facility. In addition, the Company is required to pay certain additional cash fees on the 6, 12, 18, 24 and 30 month anniversary dates of the facility based upon the then outstanding principal amounts. The obligations under this facility are guaranteed on the same basis as the New Bank Credit Agreement although such guarantees are secured by second priority security interests in the tangible and intangible assets of the Company and such guarantors. Covenants under this agreement are substantially similar to, but in certain respects are more restrictive than, existing covenants under the Senior Subordinated Notes Indenture. Morgan Stanley Senior Funding, Inc. received transaction fees of approximately $0.3 million.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

The Notes bear interest at 12 3/4% and mature February 1, 2005. Interest on the Notes is payable semi-annually on February 1 and August 1. The Notes are redeemable at the option of Graphics in whole or in part after August 1, 2000 at 106.375% of the principal amount, declining to 100% of the principal amount, plus accrued interest, on or after August 1, 2002. Upon the occurrence of a change of control triggering event, as defined, each holder of a Note will have the right to require Graphics to repurchase all or any portion of such holder's Note at 101% of the principal amount thereof, plus accrued interest. The Notes are subordinate to all existing and future senior indebtedness, as defined, of Graphics, and are guaranteed on a senior subordinated basis by Communications.

The amortization for total long-term debt and capitalized leases at March 31, 1997 is shown below (in thousands):

                                       Long-Term              Capitalized
     Fiscal year                          Debt                   Leases
     -----------                          ----                   ------
     1998                           $    12,988               $    7,949
     1999                                15,350                    6,691
     2000                                15,793                    6,045
     2001                                49,307                    5,002
     2002                                   680                    4,352
     Thereafter                         186,584                   12,550
                                    -----------               ----------
        Total                       $   280,702                   42,589
                                    ===========
     Imputed interest                                            (10,982)
                                                              ----------
        Present value of minimum
         lease payments                                       $   31,607
                                                              ==========


Capital leases have varying maturity dates and interest rates which generally approximate 10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments appropriate their fair values at March 31, 1997 and 1996.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(10)     Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 and 1996 are as follows (in thousands):

                                                                March 31,
                                                                ---------
                                                           1997            1996
                                                           ----            ----

          Deferred tax liabilities:

             Book over tax basis in fixed assets          $31,402        $19,473

             Foreign taxes                                  2,505          2,068

             Accumulated amortization                         483             --

             Other, net                                     4,459          3,470
                                                          -------        -------

             Total deferred tax liabilities                38,849         25,011
                                                          -------        -------



          Deferred tax assets:

             Bad debts                                      2,197          1,825

             Accrued expenses and other liabilities        24,953         13,389

             Accrued loss on discontinued
                operations                                    722             79

             Accumulated amortization                          --            122

             Net operating loss carryforwards              30,515         21,203

             AMT credit carryforwards                       1,262          1,262

             Cumulative translation adjustment                625            540
                                                          -------        -------



             Total deferred tax assets                     60,274         38,420

             Valuation allowance for deferred tax assets   30,138         21,210
                                                          -------        -------

             Net deferred tax assets                       30,136         17,210
                                                          -------        -------

          Net deferred tax liabilities                    $ 8,713        $ 7,801
                                                          =======        =======


         Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets. A valuation allowance of $30.1 million has been recorded for the excess of net operating loss carryforwards and future deductible temporary differences over future taxable temporary differences. The valuation allowance was increased by $8.9 million during the current fiscal year.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         The components of income tax expense are as follows (in thousands):


                                                       Year ended March 31,
                                                       --------------------
                                                  1997         1996        1995
                                                  ----         ----        ----

Amount attributable to continuing
     operations                                   $2,591      $4,874      $2,552

Amount attributable to discontinued
     operations                                       --          75       1,505
                                                  ------      ------      ------

         Total expense                            $2,591      $4,949      $4,057
                                                  ======      ======      ======



         Income tax expense attributable to loss from continuing operations consists of (in thousands):


                                                   Year ended March 31,
                                                   --------------------
                                           1997           1996           1995
                                           ----           ----           ----

Current

     Federal                              $    --        $   689        $    93

     State                                    145            618            473

     Foreign                                1,535          3,047          1,816
                                          -------        -------        -------

     Total current                          1,680          4,354          2,382
                                          -------        -------        -------

Deferred

     Federal                                  354            513            204

     State                                    120              7            (34)

     Foreign                                  437             --             --
                                          -------        -------        -------

     Total deferred                           911            520            170
                                          -------        -------        -------


Provision for income taxes                $ 2,591        $ 4,874        $ 2,552
                                          =======        =======        =======

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         The  effective  tax rates for the  fiscal  year  ended  March 31,  1997
         ("Fiscal  Year  1997"),  Fiscal  Year  1996 and  Fiscal  Year 1995 were
         (10.0%), (22.7%), and (136.5%), respectively. The difference between these effective rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:



                                                         Year ended March 31,
                                                         --------------------
                                                     1997       1996      1995
                                                     ----       ----      ----

          Statutory tax rate                         35.0%      35.0%     35.0%

          State income taxes, less Federal tax
            impact                                   (0.7)      (1.9)    (15.5)

          Foreign taxes, less Federal tax impact     (5.0)      (9.4)    (64.1)

          Amortization                              (11.9)     (16.1)   (165.4)

          Change in valuation allowance             (28.3)     (26.7)     69.8

          Other, net                                  0.9       (3.6)      3.7
                                                    -----      -----    ------

          Effective income tax rate                 (10.0)%    (22.7)%  (136.5)%
                                                    =====      =====    ======


         As of March 31, 1997, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $71.9 million which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 1998 and will be totally expired in 2012.

         As of March 31, 1997, the Company had available NOL's for federal purposes of $78.6 million which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2006 and will be totally expired in 2012.

         The Company also had available an alternative minimum tax credit carryforward of $1.3 million which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

         The  Company  has   alternative   minimum   tax  net   operating   loss
         carryforwards in the amount of $61.2 million which will begin to expire in 2007 and will be completely expired in 2012.

(11)     Pension Plans

         The Company sponsors defined benefit pension plans covering full-time salaried employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employee's years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans' assets are maintained by trustees in separately managed portfolios consisting primarily of equity securities, bonds and guaranteed investment contracts.

         In October 1994, the Board of Directors approved an amendment to the Company's defined benefit pension plans which resulted in the freezing of additional defined benefits for future services under the plans

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         effective January 1, 1995. As a result, a gain of $3.7 million was recorded in the Fiscal Year 1995 pursuant to Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." This curtailment gain is shown in the consolidated statement of operations net of a $0.4 million expense associated with establishing a supplemental executive retirement plan (see note 12).

         Total net periodic pension expense and its components for these plans during the periods indicated is as follows (in thousands):


                                                 Year Ended March 31,
                                                 --------------------
                                           1997       1996        1995
                                           ----       ----        ----

          Service cost                    $   446        318      1,737

          Interest cost                     3,546      3,428      3,405

          Actual return on assets          (4,349)    (6,404)       629

          Net amortization and deferral       725      3,076     (3,311)
                                          -------     ------     ------

          Total pension expense           $   368        418      2,460
                                          =======     ======     ======


         Funded status of the four plans sponsored by the Company is as follows (in thousands):


                                                              March 31,
                                                              ---------
                                                          1997           1996
                                                          ----           ----

        Actuarial present value of accumulated
          benefit obligations:

           Vested                                       $ 47,756         47,404

           Non-vested                                        829          1,488
                                                        --------       --------

                                                        $ 48,585         48,892
                                                        ========       ========

           Projected benefit obligations                $ 48,585         48,892

           Plan assets on deposit with trustees
             at fair value                                41,436         38,035
                                                        --------       --------

           Projected benefit obligations in
             excess of plan assets                        (7,149)       (10,857)

           Unrecognized:

                Net gain                                  (3,146)          (881)

                Prior service cost                          (784)          (942)
                                                        --------       --------

           Pension liability recognized in
               consolidated balance sheets              $(11,079)       (12,680)
                                                        ========       ========

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         The above pension liability balance is recorded in the consolidated balance sheets as follows (in thousands):

                                                           March 31,
                                                           ---------
                                                     1997           1996
                                                     ----           ----

          Accrued expenses - employee benefits    $      771          4,216

          Other liabilities                           10,308          8,464
                                                  ----------       --------

                                                  $   11,079         12,680
                                                  ==========       ========


         The pension liability at March 31, 1997 and 1996 reflects the impact of changes in certain assumptions effective during such times as follows:


                                                            March 31,
                                                            ---------
                                                     1997      1996    1995
                                                     ----      ----    ----

         Discount rate:

           Pension expense                           7.50%     8.75%    8.75%

           Funded status                             7.75%     7.50%    8.75%

         Rate of increase in compensation levels      N/A       N/A     6.00%


         The expected long-term rate of return on plan assets was 9.25% in the Fiscal Years 1997, 1996 and 1995.

(12)     Other Postretirement Benefits

         The Company provides certain other postretirement benefits for employees, primarily life and health insurance. Full-time employees who have attained age 55 and have at least five years of service are entitled to postretirement health care and life insurance coverage. Postretirement life insurance coverage is provided at no cost to eligible retirees. Special cost sharing arrangements for health care coverage are available to employees whose age plus years of service at the date of retirement equals or exceeds 85 ("Rule of 85"). Any eligible retiree not meeting the Rule of 85 must pay 100% of the required health care insurance premium.

         Effective January 1, 1995, the Company amended the health care plan changing the health care benefit for all employees retiring on or after January 1, 2000. This amendment had the effect of reducing the accumulated postretirement benefit obligation by approximately $3 million. This reduction is reflected as unrecognized prior service cost and is being amortized on a straight line basis over 15.6 years, the average remaining years of service to full eligibility of active plan participants at the date of the amendment.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheets at March 31, 1997 and 1996 (in thousands):



                                                                    March 31,
                                                                    ---------
                                                                1997       1996
                                                                ----       ----

Accumulated postretirement benefit obligation:

         Retirees                                              $2,371      3,193

         Active plan participants                               1,022      1,071
                                                               ------     ------

         Total                                                  3,393      4,264

Plan assets at fair value                                          --         --
                                                               ------     ------

Accumulated postretirement benefit obligation in
         excess of plan assets                                  3,393      4,264

Unrecognized prior service cost                                 2,584      2,778

Unrecognized net gain                                           1,694        922
                                                               ------     ------

Accrued postretirement benefit cost                            $7,671      7,964
                                                               ======     ======



The estimated current portion of the above accrued postretirement benefit cost is $0.3 million and is included in accrued expenses in the accompanying consolidated balance sheet at March 31, 1997. The remaining $7.4 million is included in other liabilities.

Net periodic postretirement benefit cost for the periods indicated included the following components (in thousands):


                                                          Year ended March 31,
                                                          --------------------
                                                       1997      1996     1995
                                                       ----      ----     ----

Service cost attributed to service during the period   $  40       35      254

Interest cost in accumulated postretirement benefit      250      317      512
 obligation

Amortization of net gain from earlier periods            (92)     (67)      --

Amortization of prior service cost                      (194)    (194)     (48)
                                                       -----    -----    -----

Net periodic postretirement benefit cost               $   4       91      718
                                                       =====    =====    =====

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         The significant assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation were as follows:


                                                    March 31,
                                                    ---------
                                        1997          1996          1995
                                        ----          ----          ----

           Discount rate - expense      7.50%         8.75%         8.75%

           Discount rate - APBO         7.75%         7.50%         8.75%



         The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 1997 was 10.55% gradually declining to 5.75% in the year 2005 and forward. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1997 by approximately 8%, and the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 7%.

         Supplemental Executive Retirement Plan

         In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Such benefits will be paid from the Company's assets. The unfunded accumulated benefit obligation under this plan is approximately $1.2 million. The Company recognized a $0.4 million expense associated with the establishment of the SERP. This expense was shown netted with the gain from curtailment of defined benefit pension plans in the consolidated statement of operations for the Fiscal Year 1995.

(13)     401(k) Defined Contribution Plan

         Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made bi-weekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $3.9 million during Fiscal Year 1997, $3.3 million during Fiscal Year 1996 and $0.7 million during the three months ended March 31, 1995.

(14)     Capital Stock

         Stock Option Plan

         In 1993, the Company established the Sullivan Communications, Inc. Stock Option Plan. This plan, as amended, (the "Stock Option Plan") is administered by a committee of the Board of Directors (the "Committee") and provides for granting up to 20,841 shares of Communications Common Stock ("Common Stock"). Stock options may be granted under the Stock Option Plan to officers and other key employees of the Company (the "Participants") at the exercise price per share of Common Stock, as determined at the time of grant by the Committee in its sole discretion. All options are 25% exercisable on the first anniversary date of a grant and vest in additional 25% increments on each of the next three anniversary dates of each grant. All options expire 10 years from date of grant.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         A summary of activity under the Stock Option Plan is as follows:


                                                              Options
                                                              -------

          Outstanding at April 1, 1994                          8,024

          Granted                                               7,240

          Exercised                                                --

          Canceled                                                 --
                                                              -------
          Outstanding at March 31, 1995                        15,264

          Granted                                               2,497

          Exercised                                                --

          Canceled                                             (1,262)
                                                              -------
          Outstanding at March 31, 1996                        16,499

          Granted                                               6,015

          Exercised                                                --

          Canceled                                             (3,108)
                                                              -------
          Outstanding at March 31, 1997                        19,406
                                                              =======



         All options were granted with a $50 exercise price. The weighted average fair value of options granted at the grant date was $0 for both fiscal years ending March 31, 1997 and 1996. The weighted average remaining contractual life of the options outstanding at March 31, 1997, 1996 and 1995, is 7.6 years, 7.9 years and 8.7 years, respectively. Of the options outstanding; 9,004, 5,507 and 2,007 were exercisable at March 31, 1997, 1996 and 1995, respectively. A total of 1,435 shares of Communications Common Stock were reserved for issuance, but not granted under the Stock Option Plan at March 31, 1997.

         In October 1995, the Financial  Accounting  Standards Board issued SFAS
         123. This new standard defines a fair value based method of accounting for employee stock options and other similar equity instruments. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under APB 25, the former standard. The Company has elected to follow APB 25 and related Interpretations in accounting for its stock compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on future years.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

         Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal Years 1997 and 1996, respectively: risk-free interest rates of 6.5% and 6.3%; no annual dividend yield; volatility factors of 0; and an expected option life of 5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the fair value of the Company's options equals $0, there is no pro forma disclosure for Fiscal Years 1997 and 1996.

(15)     Commitments and Contingencies

         The Company incurred rent expense for the Fiscal Years 1997, 1996 and 1995 of $5.4 million, $4.9 million and $4.2 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 1997 are as follows (in thousands):


               Fiscal Year
               -----------

               1998                               $ 4,218

               1999                                 3,612

               2000                                 3,027

               2001                                 2,507

               2002                                 1,567

               Thereafter                           5,716
                                                  -------
                         Total                    $20,647
                                                  =======


         The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at March 31, 1997, excluding bonuses, was approximately $2.4 million.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements


         On December 21, 1989, Graphics sold CPS, its ink manufacturing operations and facilities. Graphics remains contingently liable under $3.7 million of industrial revenue bonds assumed by the purchaser ("CPS Buyer") in this transaction. The CPS Buyer which assumed these
         liabilities  has  agreed  to  indemnify   Graphics  for  any  resulting
         obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

         Concurrent with the CPS sale, Graphics entered into a long-term ink supply contract with the CPS Buyer. The supply contract requires Graphics to purchase substantially all of its ink requirements, within certain limitations and minimums, from the CPS Buyer. Graphics believes that prices for products under this contract approximate market prices at the time of purchase of such products.

         Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 1997. The Company believes this amount is adequate to cover such liability.

         The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.

(16)     Significant Customers

         No single customer represented 10% or more of total sales in the fiscal year ended March 31, 1997. The sales of Best Buy Co. for Fiscal Year 1996 amounted to approximately 12.7% of the Company's consolidated sales. Receivables outstanding from these sales were approximately $1.1 million and $5.9 million at March 31, 1997 and March 31, 1996, respectively. No single customer represented 10% or more of total sales in the fiscal year ended March 31, 1995.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(17)     Interim Financial Information (Unaudited)

         Quarterly financial information follows (in thousands):


                                                          (a)           (b)
                                                       American         SMC
                                      Quarter as       Color/SVP   Discontinued  Revised
                                        Issued          Reclass     Operations   Quarter
                                        ------          -------     ----------   -------

Fiscal Year 1997:

    Quarter Ended June 30, 1996:
      Net Sales                         $ 139,704           --       (1,603)     138,101
      Gross Profit                      $  15,393           --         (624)      14,769
      Net Loss                          $  (7,604)          --           --       (7,604)

    Quarter Ended September 30, 1996:
      Net Sales                           138,495           --       (2,705)     135,790
      Gross Profit                         17,490           --       (1,167)      16,323
      Net Loss                             (7,548)          --           --       (7,548)

    Quarter Ended December 31, 1996:
      Net Sales                           136,472           --       (1,153)     135,319
      Gross Profit                         19,719           --         (159)      19,560
      Net Loss                             (4,339)          --           --       (4,339)

    Quarter Ended March 31, 1997:
      Net Sales                           119,666           --       (4,325)     115,341
      Gross Profit                         15,915           --       (1,896)      14,019
      Net Loss                            (12,212)          --           --      (12,212)

Totals:
    Net Sales                           $ 534,337           --       (9,786)     524,551
    Gross Profit                        $  68,517           --       (3,846)      64,671
    Net Loss                            $ (31,703)          --           --      (31,703)

Fiscal Year 1996:

    Quarter Ended June 30, 1995:
      Net Sales                         $ 124,490           --         (258)     124,232
      Gross Profit                      $  19,102       (2,320)         (52)      16,730
      Net Loss                          $  (7,278)          --           --       (7,278)

    Quarter Ended September 30, 1995:
      Net Sales                           130,653           --       (1,404)     129,249
      Gross Profit                         19,020       (1,825)        (571)      16,624
      Loss before extraordinary item       (4,945)          --           --       (4,945)
      Net Loss                             (9,471)          --           --       (9,471)

    Quarter Ended December 31, 1995:
      Net Sales                           153,308           --       (1,344)     151,964
      Gross Profit                         22,415       (2,709)        (416)      19,290
      Net Income                               73           --           --           73

    Quarter Ended March 31, 1996:
      Net Sales                           127,891           --       (3,813)     124,078
      Gross Profit                         16,101       (2,421)      (1,911)      11,769
      Net Loss                            (12,651)          --           --      (12,651)

Totals:
    Net Sales                           $ 536,342           --       (6,819)     529,523
    Gross Profit                        $  76,638       (9,275)      (2,950)      64,413
    Loss before extraordinary item      $ (24,801)          --           --      (24,801)
    Net Loss                            $ (29,327)          --           --      (29,327)



                                       55

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements



(a) In Fiscal Year 1997, American Color began presenting certain of its costs previously classified as selling, general and administrative expenses as cost of sales to more closely conform with the print sector presentation. In Fiscal Year 1997, SVP reclassed certain of its costs between selling, general and administrative costs and cost of sales to more closely conform with the other print plants. As a result, Fiscal Year 1996 and Fiscal Year 1995 have been reclassified to conform with Fiscal Year 1997 presentation.

(b) In February 1997, the Company shut down the operations of its wholly-owned subsidiary SMC. The resulting effect of this change is a retroactive restatement of Fiscal Year 1996 reclassing SMC's results of operations to Discontinued Operations (see note 5).

(18)     Restructuring Costs and Other Special Charges

         In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $5 million which were incurred as a part of this plan represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997. In Fiscal Year 1996 the Company recognized $4.1 million of such restructuring charges, which included $0.9 million of goodwill write-down, and $3.2 million primarily for severance and other personnel related costs. The goodwill written down was the portion related to certain facilities that were either shut down or relocated in conjunction with the American Color restructuring.

         During Fiscal Year 1997 and Fiscal Year 1996, the Company recorded special charges totalling $1.9 million and $3.4 million, respectively, for impaired long-lived assets and to adjust the carrying values of idle, disposed and under performing assets to estimated fair values. The provisions were based on a review of long-lived assets in connection with the adoption of FASB 121. Of the Fiscal Year 1997 total long-lived assets that were adjusted based on being idle, disposed of or under performing, approximately $0.4 million and $1.5 million related to the print and American Color sectors, respectively. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Approximately $2 million of the Fiscal Year 1996 total related to the print sector's long-lived assets, respectively that were adjusted based on being idle, disposed of or under performing. The remaining $1.4 million of the Fiscal Year 1996 total related to the American Color sector. The estimated undiscounted future cash flows attributable to certain American Color division identifiable long-lived assets held and used was less than their carrying value principally as a result of high levels of ongoing technological change. The methodology used to assess the recoverability of the American Color sector long-lived assets involved projecting aggregate cash flows. Based on this evaluation, the Company determined in Fiscal Year 1996 that long-lived assets with a carrying amount of $2.2 million were impaired and wrote them down by $1.4 million to their fair value. Fair value was based on Company estimates and appraisals. Such special charges are classified as restructuring costs and other special charges in the consolidated statement of operations.

                          SULLIVAN COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

(19)     Non-recurring Charge Related to Terminated Merger

         The Company recognized $1.5 million of expenses related to a terminated merger in Fiscal Year 1996.

(20)     Non-recurring Charge Related to Resignation of Chief Executive Officer

         A non-recurring charge of $1.9 million relating to the resignation of the Company's Chief Executive Officer was recorded in Fiscal Year 1997, and is classified as a selling, general and administrative expense. Payments under the related agreement continue through 2001, subject to certain requirements.

(21)     Summarized Financial Information of Sullivan Graphics, Inc.

         Summary   financial   information  for   Communications'   wholly-owned
         subsidiary,   Sullivan   Graphics,   Inc.,   which   is  the   same  as
         Communications is as follows (in thousands):


                                                              March 31,
                                                              ---------
Balance sheet data:                                    1997               1996
                                                     ---------           ------
Current assets                                       $ 70,077             85,519

Noncurrent assets                                     263,898            265,662

Current liabilities                                    78,675             75,907

Noncurrent liabilities                                331,618            319,670




                                                 Year ended March 31,
                                                 --------------------
                                        1997             1996              1995
                                        ----             ----              ----

Statement of operations data:

Sales                                $ 524,551          529,523          433,198

Operating income                        10,372           12,716           24,450

Net (loss) income                      (31,703)         (29,327)          13,162

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information about each of the current directors and executive officers of Communications and Graphics (ages as of March 31, 1997). All directors hold office until their successors are duly elected and qualified.

Name                       Age     Position with Graphics and Communications
----                       ---     -----------------------------------------

Stephen M. Dyott           45      Chairman, President, Chief Executive Officer
                                   and Director
Frank V.  Sica             46      Director
Eric T.  Fry               30      Director
Joseph M.  Milano          44      Senior Vice President and Chief Financial
                                   Officer
Timothy M.  Davis          42      Senior Vice President-Administration,
                                   Secretary and General Counsel
Patrick W.  Kellick        39      Vice President/Controller & Assistant
                                   Secretary

         Stephen M. Dyott - Chairman and Chief Executive Officer of Graphics and Communications since September 1996; President of Communications since February 1995; Director of Graphics and Communications since September 1994; Chief Operating Officer of Communications from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996; President of Graphics since 1991; Vice President and General Manager - Flexible Packaging, American National Can Company ("ANCC") from 1988 to 1991; Vice President and General Manager - Tube Packaging, ANCC from 1985 to 1987.

         Frank V. Sica - Director of Graphics and Communications since April 1993. Managing Director of Morgan Stanley & Co. Incorporated ("MS&Co.") since 1988. Has been with MS&Co. since 1981, originally in the Mergers and Acquisitions Department, and since 1988, with the Merchant Banking Division. Vice Chairman and Director of the general partner of the general partner Morgan Stanley Capital Partners III, L.P. and its related investment partnerships ("MSCP III") and Director of the general partner of the MSCP III Entities. Director of ARM Financial Group, Inc., Consolidated Hydro, Inc., Fort Howard Corporation, Kohl's Corporation, Ionica Group PLC, PageMart Wireless, Inc., and CSG Systems International, Inc.

         Eric T. Fry - Director of Graphics and Communications since March 1996. Associate of MS&Co. and an officer of the general partner of MSLEF II and of the general partner of the general partner of the MSCP III Entities. Joined MS&Co. in 1989, initially in the Mergers and Acquisitions Department and from 1991 to 1992 in the Merchant Banking Division. From 1992 to 1994 attended Harvard Business School and received an MBA. Rejoined MS&Co.'s Merchant Banking Division in 1994. Director of Enterprise Reinsurance Holdings Corporation, Hamilton Services Limited, Risk Management Solutions, Inc. and LifeTrust America, L.L.C.

         Joseph M. Milano - Senior Vice President and Chief Financial Officer of Communications and Graphics since May 1994; Vice President - Finance of Communications and Graphics from 1992 to May 1994; Vice President and Chief Financial Officer, Farrel Corporation, 1989 to 1992; Vice President and Chief Financial Officer, Electronic Mail Corporation of America from 1984 to 1988.

         Timothy M. Davis - Senior Vice President - Administration, Secretary and General Counsel of Communications and Graphics since 1989; Vice President, Secretary and General Counsel of NHI, NCI and their subsidiaries from 1989 to 1992; Assistant General Counsel of MacMillan, Inc. and counsel to affiliates of Maxwell Communication Corporation North America, January 1989 to June 1989. Attorney in private practice from 1984 to 1989.

         Patrick W. Kellick - Vice President/Controller of Communications and Graphics since 1989; Controller of Graphics since 1987, and Assistant Secretary of Communications and Graphics since 1995.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table presents information concerning compensation paid for services to Communications and Graphics during the fiscal years ended March 31, 1997, 1996 and 1995 to the Chief Executive Officers and the four other most highly compensated executive officers (the "Named Executive Officers") of Communications and/or Graphics.

                                                     Summary Compensation Table


                                                       Annual Compensation                 Long-Term Compensation
                                               ---------------------------------   -------------------------------------
                                                                                                  Awards      Payouts
                                                                                                  ------      -------
                                                                          Other                 Securities
                                                                         Annual    Restricted   Underlying               All Other
   Name and Principal                                                    Compen-      Stock      Options/       LTIP      Compen-
        Position               Period          Salary        Bonus       sation      Award(s)    SAR's(#)      Payouts    sation
        --------               ------          ------        -----       ------      --------    --------      -------    ------

Stephen M.  Dyott           Fiscal Year 1997    $463,462   $350,000          --         --          1,761         --        --
President, Chief Operating  Fiscal Year 1996    $450,000   $250,000          --         --            380         --        --
Officer & Director thru     Fiscal Year 1995    $350,000   $684,250    $197,004 (a)     --            859         --        --
09/96
Chairman, President and
Chief Executive Officer &
Director 09/96 forward

James T.  Sullivan          Fiscal Year 1997    $276,936         --          --         --             --         --   $354,991 (c)
Chairman, Chief Executive   Fiscal Year 1996    $600,028         --          --         --            380         --   $  7,620 (b)
Officer & Director thru     Fiscal Year 1995    $600,028   $600,000    $ 61,430 (a)     --            139         --   $  7,620 (b)
09/96

Joseph M.  Milano           Fiscal Year 1997    $260,097   $150,000          --         --            760         --        --
Senior Vice President &     Fiscal year 1996    $228,923   $125,000          --         --            614         --        --
Chief Financial Officer     Fiscal Year 1995    $175,423   $248,000    $ 87,494 (a)     --            688         --        --

Malcolm J.  Anderson        Fiscal Year 1997    $230,000   $105,000          --         --            125         --        --
Executive Vice President    Fiscal Year 1996    $212,693   $ 70,000    $ 38,504 (a)     --             --         --        --
                            Fiscal Year 1995    $200,000   $381,000    $ 87,951 (a)     --            526         --        --

Timothy M.  Davis           Fiscal Year 1997    $220,562   $110,000          --         --            290         --        --
Senior Vice President-      Fiscal Year 1996    $209,923   $106,000          --         --             --         --        --
Administration,             Fiscal Year 1995    $190,000   $202,750    $128,325 (a)     --            535         --        --
Secretary & General
Counsel

Terrence M. Ray             Fiscal Year 1997    $230,000   $ 50,000    $ 14,550 (a)     --          1,447         --        --
President/Chief Operating   Fiscal Year 1996    $ 20,962      6,000          --         --             --         --        --
Officer-American Color      Fiscal Year 1995       --            --          --         --             --         --        --




----------
(a) Represents relocation expense reimbursements.
(b) Represents premiums paid by Graphics with respect to a life insurance policy.
(c) Represents severance and premiums paid by Graphics with respect to a life insurance policy.

         The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year. All outstanding options issued prior to April 8, 1993 were cancelled in connection with the 1993 Acquisition.

                    Option/SAR Grants in Last Fiscal Year(a)

                                                                                                             Potential
                                                                                                          Realizable Value
                                                                                                         at Assumed Annual
                                                                                                           Rates of Stock
                                                                                                         Price Appreciation
                                         Individual Grants                                                 for Option Term
----------------------------------------------------------------------------------------------- ------------------------------------
                                             % of Total
                           Number of        Options/SAR's
                          Securities         Granted to
                          Underlying          Employees      Exercise or
                         Options/SAR's     in Fiscal Year    Base Price         Expiration
        Name              Granted(#)            1997           ($/sh)              Date             5% ($) (b)         10% ($) (b)
---------------------  -----------------  ---------------- --------------- -------------------- ------------------- ----------------
Stephen M. Dyott              1.761               29%            50             10/01/2006              55,472            140,000
Joseph M. Milano                760               13%            50             10/01/2006              23,940             60,420
Malcolm J. Anderson             125                2%            50             10/01/2006               3,938              9,938
Timothy M. Davis                290                5%            50             10/01/2006               9,135             23,055
Terrence M. Ray               1,447               24%            50             10/01/2006              45,581            115,037


----------
(a) All options will become 25 percent exercisable on October 1, 1997 and are scheduled to vest in additional 25 percent increments on each of October l, 1998, October 1, 1999 and October 1, 2000.

(b) The potential realizable value shown in the table is based on hypothetical increases in the estimated fair market value of the common stock of Communications ("Communications Common Stock") over the terms of the options, assuming 5% and 10% growth in such fair market value. These estimates of potential realizable value have been prepared pursuant to the rules of the Commission and are not necessarily indicative of the amount that would have been utilized upon exercise of the options had such options remained outstanding.

         The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers. No stock options were exercised by the Named Executive Officers during the last fiscal year.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                   Number of Securities            Value of Unexercised
                                                  Underlying Unexercised           In-the-Money Options/
                                                 Options/SAR's at 3/31/97            SAR's at 3/31/97
                                                 Exercisable/Unexercisable       Exercisable/Unexercisable
                                                 -------------------------       -------------------------
Stephen M. Dyott.............................           2,250/3,050                         (a)
James T. Sullivan............................           3,520/0                             (a)
Joseph M. Milano.............................             574/1,590                         (a)
Malcolm J. Anderson..........................             263/388                           (a)
Timothy M. Davis.............................             459/621                           (a)
Terrence M. Ray..............................               0/1,447                         (a)

----------
(a) Communications Common Stock has not been registered or publicly traded and, therefore, a public market price of the stock is not available. While a formal valuation of the Communications Common Stock has not been undertaken, Communications believes that the exercise price of the options held by the Named Executive Officers at March 31, 1997 was in each case greater than the fair market value of the underlying shares of Communications Common Stock as of such date.

Pension Plan

         Graphics  sponsors  the Sullivan  Graphics,  Inc.  Salaried  Employees'
Pension Plan (the "Pension Plan"), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994. The basic benefit payable under the Pension Plan is a five-year certain single life annuity equivalent to (a) 1% of a participant's "final average monthly compensation" plus (b) 0.6% of a participant's "final average monthly compensation" in excess of 40% of the monthly maximum Social Security wage base in the year of retirement multiplied by years of credited service (not to exceed 30 years of service). For purposes of the Pension Plan, "final average compensation" (which, for the Named Executive Officers, is reflected in the salary and bonus columns of the Summary Compensation Table) means the average of a participant's five highest consecutive calendar years of total earnings (which includes bonuses) from the last 10 years of service. The maximum monthly benefit payable from the Pension Plan is $5,000.

         The basic benefit under the Pension Plan is payable upon completion of five years of vesting service and retirement on or after attaining age 65. Participants may elect early retirement under the Pension Plan upon completion of five years of vesting service and the attainment of age 55, and receive the basic benefit reduced by 0.4167% for each month that the benefit commencement date precedes the attainment of age 65. A deferred vested benefit is available to those participants who separate from service before retirement, provided the participant has at least five years of vesting service.

         In October 1994, the Board of Directors approved an amendment to the Pension Plan which resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 11 to the consolidated financial statements).

         Retirement benefits payable under qualified defined benefit plans are subject to the annual pension limitations imposed under Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"), which limitations vary annually. The Section 415 limitation for 1997 and 1996 was $125,000 and $120,000. In addition, Section 401(a)(17) of the Code specifies a maximum amount of annual compensation, also adjusted annually that may be taken into account in computing benefits under a qualified defined benefit plan. The Section 401(a)(17) limitation was $160,000 and $150,000 for 1997 and 1996.

         The following table shows the estimated annual pension benefits payable at retirement at age 65 under the Pension Plan in the final average compensation and years of service classifications indicated.

  Final Average
  Compensation                        Years of Benefit Service
------------------   ----------------------------------------------------------
                       15                20               25              30
                     -------           -------          -------         -------
$125,000             $27,818           $37,091          $46,364         $55,637
 150,000              33,818            45,091           56,364          60,000
 175,000              33,818            45,091           56,364          60,000
 200,000              33,818            45,091           56,364          60,000
 225,000              33,818            45,091           56,364          60,000
 250,000              33,818            45,091           56,364          60,000
 300,000              33,818            45,091           56,364          60,000
 350,000              33,818            45,091           56,364          60,000
 400,000              33,818            45,091           56,364          60,000
 450,000              33,818            45,091           56,364          60,000
 500,000              33,818            45,091           56,364          60,000
 625,000              33,818            45,091           56,364          60,000
 750,000              33,818            45,091           56,364          60,000

         At March 31, 1997, all of the Named Executive Officers with the exception of Malcolm J. Anderson have vested in the pension plan. At March 31, 1997, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) under the Pension Plan: Stephen M. Dyott (3 years, 3 months), James T. Sullivan (5 years, 5 months), Joseph M. Milano (2 years, 7 months), Malcolm J. Anderson (1 year, 3 months), and Timothy
M. Davis (5 years, 5 months).

Compensation of Directors

         Directors of Communications and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

         In connection with the 1993 Acquisition, Graphics entered into a new employment agreement with Stephen M. Dyott (the "New Employment Agreement"). The New Employment Agreement for Mr. Dyott superseded previous employment agreements.

         The New Employment Agreement has been amended so that it has a term of four years commencing as of the effective time Acquisition Corp. merged with and into Communications (the "Effective Time"). The term under the New Employment Agreement is automatically extended at the end of the then current term for one-year periods absent two year's notice of an intent not to renew. The New Employment Agreement provides for the payment of an annual salary and an annual bonus pursuant to a plan adopted following the 1993 Acquisition. In addition, under the New Employment Agreement, Mr. Dyott is eligible to receive all other employee benefits and perquisites made available to Graphics' senior executives generally.

         Under the New Employment Agreement, if the employee's employment is terminated by Graphics "without cause" (which, as defined in the New Employment Agreement, means a material breach by the employee of his obligations under the New Employment Agreement; continued failure or refusal of the employee to substantially perform his duties to Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee's conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics) or by the employee for "good reason" (which, as defined in the New Employment Agreement, means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee's responsibilities or title; a material change in the employee's principal employment location; or a material breach by Graphics of a material term of the New Employment Agreement), the employee will be entitled to salary continuation payments (and certain other benefits) through the greater of the remainder of the scheduled term and a period of two years beginning on the date of termination. The New Employment Agreement also provides for post-employment non-solicitation, non-competition and confidentiality covenants.

         Graphics entered into an employment agreement with Terrence M. Ray on February 19, 1996, (the "Agreement"). The Agreement has a term of three years commencing with the date of the Agreement and that term shall be automatically extended for one year periods absent one year's notice of an intent not to renew. The Agreement provides for the payment of an annual salary and an annual bonus pursuant to an executive bonus plan adopted by American Color. In addition, under the Agreement, Mr. Ray is eligible to receive all other employee benefits and perquisites made available to Graphics' senior executives generally.

         In addition, Graphics has entered into severance agreements with Joseph
M. Milano and Timothy M. Davis. These agreements provide that if the employee's employment is terminated by Graphics "without cause", as defined above, or by the employee for "good reason", as defined above, the employee will be entitled to salary continuation payments (and certain other benefits) for up to two years beginning on the date of termination.

         James T. Sullivan resigned as Chairman of the Board and Chief Executive Officer and as a director and employee of Communications effective as of September 18, 1996 (the "Effective Date"). For the period commencing on the

Effective Date and ending on April 8, 1999, Mr. Sullivan will hold the title of Vice Chairman of Communications. Mr. Sullivan will receive salary continuation payments at an annual rate of $600,000 through April 8, 1999. For two years thereafter, Mr. Sullivan will be engaged as a consultant to Communications for which he will be paid an annual fee of $200,000. Under the terms of his resignation agreement, Mr. Sullivan will be entitled, through April 8, 1999, to continue to participate in certain employee benefit plans provided by Communications to its employees generally. Mr. Sullivan also received payment of his full supplemental retirement benefit under the Sullivan Graphics, Inc. Supplemental Executive Retirement Plan. Mr. Sullivan's resignation agreement also contains certain noncompetition and other restrictive covenants.

Compensation Committee Interlocks and Insider Participation

         The Company has not maintained a formal compensation committee since the 1993 Acquisition. Mr. Dyott sets compensation in conjunction with the Board of Directors.

Old Stock Option Plan

         Pursuant to the Merger Agreement, Communications canceled, as of the Effective Time and without consideration, each of the then unexpired and unexercised employee options to purchase shares of Communications Class A Common Stock and terminated the former Communications stock option plan.

Key Executive Supplemental Bonus Plans

         As of May 5, 1994, Communications and Graphics adopted Supplemental Bonus Plans for certain key corporate and divisional executives. As such plans provided, Stephen M. Dyott, Joseph M. Milano, Malcolm J. Anderson and Timothy M. Davis received, at the end of the Fiscal Year 1995, a payment equal to a specified percentage of the excess of the EBITDA of Communications or the Printing divisions of Graphics over their respective budgeted EBITDA.

Supplemental Executive Retirement Plan

         In October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for the Named Executive Officers and other certain key executives. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Milano, Anderson and Davis and April 1, 1996 through March 31, 2001 for Mr. Ray) and retirement on or after attaining age 65 or the present value of such benefit at an earlier date under certain circumstances, if elected. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

         Stephen M. Dyott                   $50,000
         Joseph M. Milano                   $50,000
         Malcolm J. Anderson                $50,000
         Terrence M. Ray                    $25,000
         Timothy M. Davis                   $50,000

         Such benefits will be paid from the Company's assets (see note 12 to the Company's consolidated financial statements).

401(k) Defined Contribution Plan

         Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made biweekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service (see note 13 to the Company's consolidated financial statements).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1997, concerning the persons having beneficial ownership of more than five percent of the capital stock of Communications and the ownership thereof by each director of Communications and by all current officers of Communications as a group.

Name                                           Shares of                       Shares of
----                                         Communications      Percent    Communications     Percent
                                              Common Stock      of Class    Preferred Stock    of Class
                                              ------------      --------    ---------------    --------
The Morgan Stanley Leveraged Equity
Fund II, L.P.
1221 Ave. of the Americas
New York, NY 10020                               59,450            48.0         2,973            51.7

MSCP Entities
1221 Ave. of the Americas
New York, NY 10020                               23,333            18.8         1,167            20.3

First Plaza Group Trust
c/o Mellon Bank, N.A
1 Mellon Bank Center
Pittsburgh, PA 15258                             17,000            13.7           850            14.8

Leeway & Co.
c/o State Street
Master Trust Div. W6
One Enterprise Drive
North Quincy, MA 02171                           10,667             8.6           533             9.3

Stephen M. Dyott                                    500             0.4            25             0.4

Eric T. Fry                                          --              --            --              --

Frank V. Sica                                        --              --            --              --

All current directors and officers as a
      group                                         500             0.4            25             0.4

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The 1993 Acquisition

         On the Acquisition Date, MSLEF II and the Purchasing Group invested $40 million in Communications and acquired control of Communications and Graphics.

         Pursuant to the Merger Agreement, (i) MSLEF II and the Purchasing Group made a $40 million equity investment in Communications and acquired (a) 90% of the outstanding Communications Common Stock and (b) all the outstanding shares of the preferred stock of Communications (the "Communications Preferred Stock"), with a total preference of $40 million and which, under certain circumstances, is convertible into shares of Communications Common Stock; and (ii) GTC and its affiliates received 4,987 shares of Communications Common Stock.

         MSLEF II is an investment fund affiliate with Morgan Stanley, Dean Witter, Discover & Co. Morgan Stanley, Dean Witter, Discover & Co. is a holding company that, through its subsidiaries, is a major international financial services firm. In addition, two of the current directors of Communications are employees of Morgan Stanley & Co. Incorporated, an affiliate of MSLEF II and also a subsidiary of Morgan Stanley, Dean Witter, Discover & Co. As a result of these relationships, Morgan Stanley, Dean Witter, Discover & Co. may be deemed to control the management and policies of Graphics and Communications. In addition, Morgan Stanley, Dean Witter, Discover & Co. may be deemed to control matters requiring shareholders' approval, including the election of all directors, the adoption of amendments to the Certificates of Incorporation of Communications and Graphics and the approval of mergers and sales of all or substantially all of Graphics' and Communications' assets.

         Management Equity Participation. In connection with the 1993 Acquisition, certain members of the Company's management at that time, including James T. Sullivan and Stephen M. Dyott (collectively, the "Management
Investors"), invested an aggregate of approximately $2.3 million in Communications and received an aggregate of 3,700 shares of Communications Common Stock and 185 shares of Communications Preferred Stock.

         Each Management Investor also entered into a Management Equity Agreement, dated as of April 8, 1993, with Communications (collectively, the "Management Agreements"), pursuant to which, if a Management Investor's employment with the Company terminates for any reason, Communications has the right to repurchase any of the shares of Communications Common Stock and Communications Preferred Stock held by such Management Investor at a price per share equal to the "Threshold Amount" (as defined in section 4.2(d)(ix) of Communications Certificate of Incorporation) applicable to such shares of such time divided by the number of shares of Communications Preferred Stock outstanding at such time. In the case of shares of Communications Common Stock held by such Management Investor, the repurchase price will be equal to fair market value. The payment of the repurchase price may be deferred (with interest) if the making of such payment would cause Communications to violate any debt covenant or provision of applicable law, or if the Board of Directors of Communications determines that Communications is not financially capable of making such payment.

         Stockholders' Agreement. In connection with the 1993 Acquisition, Communications, MSLEF II, each of the members of the Purchasing Group, the GTC Funds, certain other stockholders of Communications who were stockholders of Communications immediately prior to the Merger Agreement (such stockholders, together with the GTC Funds, being referred to as the "Existing Holders") and GTC entered into a Stockholders' Agreement, dated as of April 8, 1993 (the "Stockholders' Agreement"). The Stockholders' Agreement includes provisions requiring the delivery of certain shares of Communications Common Stock from the Purchasing Group to Communications, depending upon the return realized by the members of the Purchasing Group on their investment, and thereafter from Communications to the Existing Holders. Depending upon the returns realized by the members of the Purchasing Group on their investment, their interest in the Communications Common Stock could be reduced from

90% to 80% and the interest of the Existing Holders could be increased from 10% to 20% of the Communications Common Stock.

Tax Sharing Agreement

         Communications and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Communications for federal income tax purposes) is liable to Communications for amounts representing federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Communications the lesser of (i) Graphics' federal tax liability computed on a stand-alone basis and (ii) its allocable share of the federal tax liability of the consolidated group. Accordingly, Communications is not currently reimbursed for the separate tax liability of Graphics to the extent Communications' losses reduce consolidated tax liability. Reimbursement for the use of such Communications' losses will occur when the losses may be used to offset Communications' income computed on a stand-alone basis. Graphics has also agreed to reimburse Communications in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Communications. Also under the terms of the tax sharing agreement, Communications has agreed to reimburse Graphics for refundable federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate federal income tax returns for all years under the agreement. Graphics and Communications have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of federal income taxes as described above.

Shakopee Merger

         In December 1994, Graphics and Shakopee entered into an agreement pursuant to which they agreed in principle to the terms of the Shakopee Merger and to negotiate definitive agreements with respect thereto. Prior to the consummation of the Shakopee Merger, the MSCP III Entities owned a majority of Shakopee's outstanding stock and the Company provided general management, supervisory and administrative services to Shakopee, pursuant to a management agreement entered into in December 1994, in exchange for an annual service fee of $0.5 million. The Shakopee Merger was consummated and the management agreement was terminated simultaneously with the consummation of the offering of the Notes.

Other

         MS&Co. acted as placement agent in connection with the original private placement of the Notes and received a placement fee of $5.6 million in connection therewith. MS&Co. is affiliated with entities that beneficially own a substantial majority of the outstanding shares of capital stock of Communications. In addition, Morgan Stanley & Co. Incorporated has a $5 million participation in the Term Loan Facility and received fees of approximately $0.3 million in connection therewith.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         Reports of Independent Auditors

         1 and 2. Financial Statements: The following Consolidated Financial
                  Statements of Sullivan Communications, Inc. are included in
                  Part II, Item 8:

                  Consolidated balance sheets - March 31, 1997 and 1996

                  For the Years Ended March 31, 1997, 1996 and 1995:

                           Consolidated statements of operations
                           Consolidated statements of stockholders' deficit Consolidated statements of cash flows

                           Notes to Consolidated Financial Statements

                  Financial Statement Schedules: The following financial statement schedules of Sullivan Communications, Inc. are filed as a part of this report.

                  Schedules                                                                                Page No.
                  ---------                                                                                --------
          I.      Condensed Financial Information of Registrant.............................................. 70
                  Condensed Financial Statements (parent company only)
                           for the years ended March 31, 1997, 1996, and 1995 and
                           as of March 31, 1997 and 1996

         II.      Valuation and qualifying accounts.......................................................... 76

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.

Exhibit No.      Description
-----------      -----------

         3.1     Certificate of Incorporation of Graphics, as amended to date*
         3.2     By-laws of Graphics, as amended to date*
         3.3 Restated Certificate of Incorporation of Communications, as amended to date**
         3.4     By-laws of Communications, as amended to date*

Exhibit No.      Description
-----------      -----------

         4.1     Indenture  (including the form of Note), dated as of August 15,
                 1995,  among  Graphics,   Communications   and  NationsBank  of
                 Georgia, National Association, as Trustee**

         10.1 Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto**

         10.1(a) January 10, 1996, First Amendment to Credit Agreement, dated as
                 of  August  15,  1995,  among   Communications,   Graphics,  BT
                 Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto***

         10.1(b) March 6, 1996, Second Amendment to Credit  Agreement,  dated as
                 of  August  15,  1995,  among   Communications,   Graphics,  BT
                 Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto+++

         10.1(c) June 6, 1996, Third Amendment to Credit Agreement,  dated as of
                 August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto+++

         10.1(d) August 13, 1996, Fourth Amendment to Credit Agreement, dated as
                 of  August  15,  1995,  among   Communications,   Graphics,  BT
                 Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto****

         10.1(e) February 27, 1997, Fifth Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT
                 Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto

         10.2 Agreement and Plan of Merger, dated as of August 14, 1995, among Communications, Graphics and Shakopee**

         10.3 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan****

         10.4(a) Employment  Agreement,  dated  as of  April  8,  1993,  between
                 Graphics and Stephen M. Dyott*

         10.4(b) Amendment to Employment Agreement, dated December 1, 1994, between Graphics and Stephen M. Dyott++

         10.4(c) Amendment to Employment Agreement, dated February 15, 1995, between Graphics and Stephen M. Dyott++

         10.4(d) Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott****

         10.5 Employment Agreement, dated as of February 19, 1996, between Graphics and Terrence M. Ray

         10.6 Severance Letter, dated April 8, 1993, between Graphics and Joseph M. Milano+

         10.6(a) October 12, 1995, Amendment to Severance Letter, dated April 8,
                 1993, between Graphics and Joseph M. Milano***

         10.7 Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis+

         10.7(a) October 12, 1995, Amendment to Severance Letter, dated April 8,
                 1993, between Graphics and Timothy M. Davis***

         10.9 Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Communications, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**

         10.10 Purchase Agreement between Guy Gannett Communications and Shakopee, dated November 23, 1994+

         10.11 First Amendment Agreement, dated as of December 22, 1994, between Guy Gannett, Communications and Shakopee**

         10.12 Second Amendment Agreement, dated as of March 27, 1995, between Guy Gannett, Communications and Shakopee**

         10.13   Stock Option Plan of Communications++

         10.14 Purchase Agreement between ComCorp, Inc., Graphics and Gowe Inc., dated March 12, 1996+++

         21.1    List of Subsidiaries

         27.0    Financial Data Schedule

-----------
* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.

+ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1995 - Commission file number 33-31706-01.

** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.

++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.

*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 - Commission file number 33-31706-01.

+++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1996 - Commission file number 33-97090.

**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.

(b)    Reports on Form 8-K:

       The following report on Form 8-K was filed during the fourth quarter of Fiscal Year 1997:

       1. Form 8-K filed with the Securities and Exchange Commission on January 29, 1997 under Item 5 to announce the Company's EBITDA for the three months ended December 31, 1996.

       The Company did not file any other reports on Form 8-K during the three months ended March 31, 1997.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SULLIVAN COMMUNICATIONS, INC.
                               Parent Company Only
                            Condensed Balance Sheets
                    (Dollars in thousands, except par values)







                                                                  March 31,
                                                                  ---------
                                                             1997           1996
                                                             ----           ----
Assets
Current assets:
Receivable from subsidiary for income
taxes                                                         $128           134
                                                              ----          ----
         Total assets                                         $128           134
                                                              ====          ====





















See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SULLIVAN COMMUNICATIONS, INC.
                               Parent Company Only
                            Condensed Balance Sheets
                    (Dollars in thousands, except par values)




                                                                             March 31,
                                                                             ---------

Liabilities and Stockholders' Deficit                                  1997           1996
-------------------------------------                                  ----           ----
Current liabilities
    Income taxes payable                                            $     128            134
                                                                    ---------      ---------
    Total current liabilities                                             128            134
Liabilities of subsidiary in excess of assets                          76,318         44,396
                                                                    ---------      ---------
    Total liabilities                                                  76,446         44,530
                                                                    ---------      ---------
Stockholders' deficit:
    Common stock, voting, $.01 par value, 5,852,223 shares
      authorized, 123,889 shares issued and outstanding                     1              1
    Series A convertible preferred stock, $.01 par value, 4,000
      shares authorized, issued and outstanding, $40,000,000               --             --
      liquidation preference
    Series B convertible preferred stock, $.01 par value, 1,750
      shares authorized, issued and outstanding, $17,500,000               --             --
      liquidation preference
    Additional paid-in capital                                         57,499         57,499
    Accumulated deficit                                              (132,228)      (100,525)
    Cumulative translation adjustment                                  (1,590)        (1,371)
                                                                    ---------      ---------
    Total stockholders' deficit                                       (76,318)       (44,396)
                                                                    ---------      ---------
Commitments and contingencies
    Total liabilities and stockholders' deficit                     $     128            134
                                                                    =========      =========














See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SULLIVAN COMMUNICATIONS, INC.
                               Parent Company Only
                       Condensed Statements of Operations
                                 (In thousands)



                                                     Year Ended March 31,
                                                     --------------------
                                             1997          1996           1995
                                             ----          ----           ----

Equity in (loss) income of subsidiary       $(31,703)      (29,327)       13,162
                                            --------       -------        ------

Net (loss) income                           $(31,703)      (29,327)       13,162
                                            ========       =======        ======































See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SULLIVAN COMMUNICATIONS, INC.
                               Parent Company Only
                       Condensed Statements of Cash Flows
                                 (In thousands)






                                                          Year Ended March 31,
                                                    ----------------------------

                                                       1997      1996      1995
                                                     -------    ------    ------
Cash flows from operating activities                      --        --        --
                                                     -------    ------    ------

Cash flows from investing activities                      --        --        --
                                                     -------    ------    ------

Cash flows from financing activities                      --        --        --
                                                     -------    ------    ------

              Net change in cash                          --        --        --
                                                     =======    ======    ======


























See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SULLIVAN COMMUNICATIONS, INC.
                               Parent Company Only
                     Notes to Condensed Financial Statements


Description of Sullivan Communications, Inc.

Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, Sullivan Graphics, Inc. ("Graphics"), collectively the ("Company"), was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc.

Communications has no operations or significant assets other than its investment in Graphics. Communications is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 1997, Graphics' ability to pay dividends or lend to Communications is either restricted or prohibited, except that Graphics may pay specified amounts to Communications to fund the payment of Communications' obligations pursuant to a tax sharing agreement (see note 4).

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

In connection with the Acquisition, the existing consulting agreement with the managing general partner of Communications' majority stockholder was terminated and the related liabilities of Communications were canceled. The agreement required Communications to make minimum annual payments of $1 million for management advisory services subject to limitations in Graphics' debt agreements. No amounts were paid during the periods presented in these condensed financial statements.

         1.       Basis of Presentation

                  The accompanying condensed financial statements (parent company only) include the accounts of Communications and its investments in Graphics accounted for in accordance with the equity method, and do not present the financial statements of Communications and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with the Company's consolidated financial statements. The Acquisition was accounted for under the purchase method of accounting applying the provisions on Accounting Principles Boards Opinion No. 16 ("APB 16").

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          SULLIVAN COMMUNICATIONS, INC.
                               Parent Company Only
                     Notes to Condensed Financial Statements

         2.       Guarantees

                  As  set  forth  in  the   Company's   consolidated   financial
                  statements,   substantially   all   of   Graphics'   long-term
                  obligations have been guaranteed by Communications.

                  Communications has guaranteed Graphics' indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' stock. Borrowings under the Bank Credit Agreement are secured by substantially all assets of Graphics. Communications is restricted under its guarantee of the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends.

                  On August 15, 1995, Graphics issued $185 million of Senior Subordinated Notes (the "Notes") bearing interest at 12 3/4% and maturing August 1, 2005. The Notes are guaranteed on a senior subordinated basis by Communications and are subordinate to all existing and future senior indebtedness, as defined, of Graphics.

         3.       Dividends from Subsidiaries and Investees

                  No cash dividends were paid to Communications from any consolidated subsidiaries, unconsolidated subsidiaries or investees accounted for by the equity method during the periods reflected in these condensed financial statements.

         4.       Tax Sharing Agreement

                  Communications and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Communications for federal income tax purposes) is liable to Communications for amounts representing federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Communications the lesser of (i) Graphics' federal tax liability computed on a stand-alone basis and (ii) its
                  allocable   share  of  the  federal  tax   liability   of  the
                  consolidated group. Accordingly, Communications is not currently reimbursed for the separate tax liability of Graphics to the extent Communications' losses reduce consolidated tax liability. Reimbursement for the use of such Communications' losses will occur when the losses may be used to offset Communications' income computed on a stand-alone basis. Graphics has also agreed to reimburse Communications in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. Also, under the terms of the tax sharing agreement, Communications has agreed to reimburse Graphics for refundable federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate federal income tax returns for all years under the agreement. Graphics and Communications have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of federal income taxes as described above.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          SULLIVAN COMMUNICATIONS, INC.




                                                                                           Balance
                                      Balance at     Additions                               at
                                     Beginning of    Charged to                 Other      End of
                                        Period         Expense   Write-offs   Adjustments  Period
                                        ------         -------   ----------   -----------  ------
                                                                 (in thousands)
Fiscal Year ended March 31, 1997
     Allowance for doubtful accounts     $ 4,830        4,847     (3,798)          --        5,879
     Reserve for inventory
     obsolescence -
       spare parts                       $   100          --          --           --          100
     Reserve for inventory
     obsolescence -
       paper & ink                       $   611         318         (45)        (815)          69
     Income tax valuation allowance      $21,210          --          -- (a)    8,928       30,138

Fiscal Year ended March 31, 1996
     Allowance for doubtful accounts     $ 3,174       3,619      (1,963)          --        4,830
     Reserve for inventory
     obsolescence -
       spare parts                       $   100          --          --           --          100
     Reserve for inventory
     obsolescence -
       paper & ink                       $    50          --          --          561          611
     Income tax valuation allowance      $13,808          --          -- (a)    7,402       21,210

Fiscal Year ended March 31, 1995
     Allowance for doubtful accounts     $ 2,828         879      (1,402)         869        3,174
     Reserve for inventory
     obsolescence -
       spare parts                       $   100          --          --           --          100
     Reserve for inventory
     obsolescence -
       paper & ink                       $    50          --          --           --           50

     Income tax valuation allowance      $19,430          --          -- (b)   (5,622)      13,808


----------
(a) The increase in the valuation allowance primarily relates to current year losses for which no tax benefit has been recorded.

(b)      The  decrease  in  the  valuation   allowance   primarily   relates  to
         utilization of prior year losses for which benefit was not recorded against current year income.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                          Sullivan Communications, Inc.

                             Sullivan Graphics, Inc.

                                                       Date June 30, 1997
                                                       ---- -------------


                           /s/    Stephen M. Dyott
                           -----------------------
                                Stephen M. Dyott
                 Chairman, President and Chief Executive Officer
                          Sullivan Communications, Inc.
                 Chairman, President and Chief Executive Officer
                             Sullivan Graphics, Inc.
      Director of Sullivan Communications, Inc. and Sullivan Graphics, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


           Signature                         Title                   Date
           ---------                         -----                   ----


 /s/ Joseph M.  Milano               Senior Vice President       June 30, 1997
-------------------------------                                  -------------
      (Joseph M.  Milano)           Chief Financial Officer



 /s/ Patrick W.  Kellick                Vice President           June 30, 1997
--------------------------------                                 -------------
     (Patrick W.  Kellick)                Controller
                                      Assistant Secretary
                                (Principal Accounting Officer)


 /s/ Frank V.  Sica                        Director              June 30, 1997
-------------------------------                                  -------------
       (Frank V.  Sica)


 /s/ Eric T.  Fry                          Director              June 30, 1997
--------------------------------                                 -------------
        (Eric T.  Fry)

                         SULLIVAN COMMUNICATIONS, INC.

                           Annual Report on Form 10-K

                        Fiscal Year Ended March 31, 1996

                                Index to Exhibits

Exhibit No.       Description
-----------       -----------

      3.1         Certificate of Incorporation of Graphics, as amended to date*

      3.2         By-laws of Graphics, as amended to date*

      3.3 Restated Certificate of Incorporation of Communications, as amended to date**

      3.4         By-laws of Communications, as amended to date*

      4.1         Indenture (including the form of Note), dated as of August 15,
                  1995,  among  Graphics,   Communications  and  NationsBank  of
                  Georgia, National Association, as Trustee**

      10.1 Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto**

      10.1(a) January 10, 1996, First Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto***

      10.1(b) March 6, 1996, Second Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto+++

      10.1(c) June 6, 1996, Third Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto+++

      10.1(d) August 13, 1996, Fourth Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto****

      10.1(e) February 27, 1997, Fifth Amendment to Credit Agreement, dated as of August 15, 1995, among Communications, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto

      10.2 Agreement and Plan of Merger, dated as of August 14, 1995, among Communications, Graphics and Shakopee**

      10.3 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan ****

      10.4(a) Employment Agreement, dated as of April 8, 1993, between Graphics and Stephen M. Dyott*

      10.4(b) Amendment to Employment Agreement, dated December 1, 1994, between Graphics and Stephen M. Dyott++

      10.4(c) Amendment to Employment Agreement, dated February 15, 1995, between Graphics and Stephen M. Dyott++

      10.4(d) Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott****

Exhibit No.       Description
-----------       -----------

      10.5 Employment Agreement, dated as of February 19, 1996, between Graphics and Terrence M. Ray

      10.6 Severance Letter, dated April 8, 1993, between Graphics and Joseph M. Milano+

      10.6(a) October 12, 1995, Amendment to Severance Letter, dated April 8, 1993, between Graphics and Joseph M. Milano***

      10.7 Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis+

      10.7(a) October 12, 1995, Amendment to Severance Letter, dated April 8, 1993, between Graphics and Timothy M. Davis***

      10.9 Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Communications, the Morgan Stanley
                  Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**

      10.10 Purchase Agreement between Guy Gannett Communications and Shakopee, dated November 23, 1994+

      10.11 First Amendment Agreement, dated as of December 22, 1994, between Guy Gannett Communications and Shakopee**

      10.12 Second Amendment Agreement, dated as of March 27, 1995, between Guy Gannett Communications and Shakopee**

      10.13       Stock Option Plan of Communications++

      10.14 Purchase Agreement between ComCorp, Inc., Graphics and Gowe Inc., dated March 12, 1996+++

      21.1        List of Subsidiaries

      27.0        Financial Data Schedule

-----------

* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.

+ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1995 - Commission file number 33-31706-01.

** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.

++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.

*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 - Commission file number 33-31706-01.

+++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1996 - Commission file number 33-97090.

**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.