Form 10-Q
period 1997-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1998-02-13
CIK 856710, 856709

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1997
                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_______________ to_______________

      Commission file number 33-97090




                              ACG HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)



            Delaware                                 62-1395968
  (State or other jurisdiction                    (I.R.S. employer
of incorporation or organization)              identification number)


                              100 Winners Circle
                          Brentwood, Tennessee  37027
                                (615) 377-0377


  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                         AMERICAN COLOR GRAPHICS, INC.
            (Exact name of registrant as specified in its charter)


           New York                                  16-1003976
(State or other jurisdiction                      (I.R.S. employer
of incorporation or organization)               identification number)



                              100 Winners Circle
                          Brentwood, Tennessee  37027
                                (615) 377-0377


(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes__X__     No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

ACG Holdings, Inc. has 130,182 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 1998 (all of which are privately owned and not traded on a public market).


                                          INDEX




Part I. Financial Information                                          Page No.
                                                                       --------

    Item 1. Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 1997 and March 31, 1997                          3

            Condensed Consolidated Statements of Operations for the
            three months ended December 31, 1997 and 1996                 5

            Condensed Consolidated Statements of Operations for the
            nine months ended December 31, 1997 and 1996                  6

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended December 31, 1997 and 1996                  7

            Notes to Condensed Consolidated Financial Statements          8

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                12

Part II. Other Information

    Item 1. Legal Proceedings                                            21

    Item 6. Exhibits and Reports on Form 8-K                             21

            Signatures                                                   22

            Exhibit Index                                                23


                              ACG HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                   (Dollars in thousands, except par values)



                                                               December 31, 1997        March 31, 1997
                                                               -----------------        --------------
                                                                  (Unaudited)
Assets
------

Current assets:
   Cash                                                            $      0                        0
   Receivables:
      Trade accounts, less allowance for
          doubtful accounts of $2,573 and $5,879 at
          December 31, 1997 and March 31, 1997,
          respectively                                               62,857                   53,510
      Other                                                           2,200                    3,252
                                                                   --------                 --------
               Total receivables                                     65,057                   56,762
 Inventories                                                         10,663                    9,711
 Prepaid expenses and other current assets                            3,178                    3,604
                                                                   --------                 --------
               Total current assets                                  78,898                   70,077

Property, plant and equipment                                       257,646                  238,167
Less accumulated depreciation                                       (90,914)                 (71,270)
                                                                   --------                 --------
               Net property, plant and equipment                    166,732                  166,897

Excess of cost over net assets acquired, less
  accumulated amortization of $39,913 and
  $33,523 at December 31, 1997 and March
  31, 1997, respectively                                             76,703                   81,964

Other assets                                                         15,957                   15,037
                                                                   --------                 --------

               Total assets                                        $338,290                  333,975
                                                                   ========                  =======


See accompanying notes to condensed consolidated financial statements.



                              ACG HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                   (Dollars in thousands, except par values)

                                                                December  31, 1997       March 31, 1997
                                                                ------------------       --------------
                                                                    (Unaudited)
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Current installments of long-term debt and
     capitalized leases                                             $  21,521                 18,252
  Trade accounts payable                                               30,160                 29,364
  Accrued expenses                                                     32,883                 30,037
  Income taxes                                                            839                  1,022
                                                                    ---------              ---------
        Total current liabilities                                      85,403                 78,675

Long-term debt and capitalized leases, excluding
  current installments                                                296,664                294,057
Deferred income taxes                                                   8,615                  8,713
Other liabilities                                                      37,758                 28,848
                                                                    ---------              ---------
        Total liabilities                                             428,440                410,293

Stockholders' deficit

Common stock, voting, $.01 par value, 5,852,223
   shares authorized, 127,408 shares issued and
   outstanding at December 31, 1997 and 123,889 shares
   issued and outstanding at March 31, 1997                                1                       1
Series A convertible preferred stock, $.01 par value,
    4,000 shares authorized, issued and outstanding,
    $40,000,000 liquidation preference                                    --                      --
Series B convertible preferred stock, $.01 par value,
    1,750 shares authorized, issued and outstanding,                      --                      --
    $17,500,000 liquidation preference                                57,675                  57,499
Additional paid-in capital                                          (145,867)               (132,228)
Accumulated deficit                                                   (1,959)                 (1,590)
                                                                   ---------               ---------
Cumulative translation adjustment


        Total stockholders' deficit                                  (90,150)                (76,318)
                                                                   ---------               ---------

Commitments and contingencies

        Total liabilities and stockholders' deficit                $ 338,290                 333,975
                                                                   =========               =========


See accompanying notes to condensed consolidated financial statements.




                              ACG HOLDINGS, INC.
                Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)

                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                         1997                   1996
                                                       --------               --------
Sales                                                  $145,748                135,319
Cost of sales                                           125,378                115,759
                                                       --------               --------
      Gross profit                                       20,370                 19,560
Selling, general and administrative expenses             10,498                 10,106
Amortization of goodwill                                  2,147                  2,065
Restructuring costs and other special charges                --                  1,171
                                                       --------               --------
      Operating income                                    7,725                  6,218
Other expense (income):
  Interest expense                                        9,811                  9,139
  Interest income                                           (25)                   (40)
  Other, net                                                185                    130
                                                       --------               --------
  Total other expense                                     9,971                  9,229
                                                       --------               --------
      Loss from continuing operations
           before income taxes                           (2,246)                (3,011)
Income tax (expense)                                        (39)                  (711)
                                                       --------               --------
      Loss from continuing operations                    (2,285)                (3,722)

Discontinued operations:
      Loss from operations, net of tax                       --                   (617)
                                                       --------               --------
           Net Loss                                    $ (2,285)                (4,339)
                                                       ========               ========


See accompanying notes to condensed consolidated financial statements.



                              ACG HOLDINGS, INC.
                Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)


                                                        Nine Months Ended December 31,
                                                       -------------------------------
                                                          1997                   1996
                                                       --------                -------
Sales                                                  $407,485                409,210
Cost of sales                                           352,224                358,558
                                                       --------                -------
      Gross profit                                       55,261                 50,652
Selling, general and administrative expenses             31,636                 31,830
Amortization of goodwill                                  6,391                  6,164
Restructuring costs and other special charges                --                  1,659
                                                       --------                -------
      Operating income                                   17,234                 10,999

Other expense (income):
  Interest expense                                       29,158                 27,233
  Interest income                                          (111)                  (131)
  Other, net                                                547                     85
                                                       --------                -------
  Total other expense                                    29,594                 27,187
                                                       --------                -------
      Loss from continuing operations
           before income taxes                          (12,360)               (16,188)
Income tax (expense)                                       (929)                (2,302)
                                                       --------                -------
      Loss from continuing operations                   (13,289)               (18,490)

Discontinued operations:
      Loss from operations, net of tax                       --                 (1,001)
      Estimated loss on shut down, net of tax              (350)                    --
                                                       --------                -------
             Net Loss                                  $(13,639)               (19,491)
                                                       ========                =======




See accompanying notes to condensed consolidated financial statements.


                              ACG HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                           December 31,
                                                                    --------------------------
                                                                       1997             1996
                                                                    ---------         --------
Cash flows provided (used) by operating activities:

   Net loss                                                          (13,639)         (19,491)

Adjustments to reconcile net loss to cash provided by operating activities:

   Depreciation                                                       20,780           18,467

   Depreciation and amortization related to SMC                           --              246

   Amortization of goodwill and other assets                           7,481            7,043

   Amortization of deferred financing costs                            1,681            1,327

   Other special charges - non-cash                                       --            1,019

   Decrease in working capital and other                               1,639           17,573
                                                                     --------         -------
       Net cash provided by operating activities                      17,942           26,184

Cash flows provided (used) by investing activities:

   Purchases of property, plant and equipment                         (8,825)          (7,123)

   Proceeds from sales of property, plant and equipment                  225               21

   Other                                                                (209)            (192)
                                                                    --------          -------
        Net cash used by investing activities                         (8,809)          (7,294)

Cash flows provided (used) by financing activities:

   Repayment of long-term debt, including current maturities          (9,337)          (7,522)

   Proceeds from Term Loan Facility                                   25,000               --

   Net decrease in revolver borrowings                               (18,248)          (8,559)

   Payments under capital lease obligations                           (4,555)          (2,169)

   Payment of deferred financing costs                                (2,513)            (644)

   Other, net                                                            520                4
                                                                    --------          -------
Net cash used by financing activities                                 (9,133)         (18,890)
                                                                    --------          -------
Net change in cash                                                        --               --

Cash:

   Beginning of period                                                    --               --
                                                                    --------          -------
   End of period                                                    $     --               --
                                                                    ========          =======
Noncash investing activity:

   Equipment purchases under capital leases                         $ 12,366           25,330
                                                                    ========          =======




See accompanying notes to condensed consolidated financial statements.




                              ACG HOLDINGS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Description of the Company

In July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. ("Graphics"). Holdings and Graphics are collectively referred to in this document as the "Company".

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at December 31, 1997, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A substantial portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business sectors of the commercial printing industry in which the Company operates are printing and digital imaging and prepress services conducted by its American Color division ("American Color").

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997 and the Company's Post-Effective Amendment No. 3 to Registration Statement No. 33-97090 on Form S-1.

Certain prior period amounts have been reclassified to conform with current period presentation.


                              ACG HOLDINGS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


2. Indebtedness Transactions

On June 30, 1997, the Company entered into a $25 million term loan facility with Bankers Trust Company and a syndicate of lenders including a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which matures on March 31, 2001 (the "Term Loan Facility"). Net proceeds under this facility of approximately $23.5 million (after loan fees and other transaction costs) were received and used to reduce outstanding borrowings under the existing $75 million revolving credit facility maturing in 2000 (the "Revolving Credit Facility"). Interest under the Term Loan Facility is floating based upon existing market rates plus agreed upon margin levels which escalate over the initial 24 months of the facility. In addition, the Company is required to pay certain additional cash fees on the 6, 9, 12, 18, 24 and 30 month anniversary dates of the facility based upon the then outstanding principal amounts. The obligations under this facility are guaranteed on the same basis and by the same guarantors as the Company's amended Credit Agreement with BT Commercial Corporation (the "Bank Credit Agreement") although such guarantees are secured by second priority security interests in the tangible and intangible assets of the Company and such guarantors. Covenants under this agreement are substantially similar to, but in certain respects are more restrictive than, existing covenants under the Senior Subordinated Notes Indenture. Morgan Stanley Senior Funding, Inc. received transaction fees of approximately $0.3 million. In connection with the Term Loan Facility, the Company obtained amendments to the Bank Credit Agreement with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 30, 1998. After giving effect to such amendments, the Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended.

3. Discontinued Operations

In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. The assets of SMC and any resulting gain or loss on the disposal of those assets, is immaterial to the results of operations and financial position of the Company.

4. Inventories

The components of inventories are as follows (in thousands):

                                             December 31, 1997      March 31, 1997
                                            -------------------    ----------------
            Paper                                  $9,038                7,831

            Ink                                       222                  324

            Supplies and other                      1,403                1,556
                                                  -------              -------

                  Total Inventories               $10,663                9,711
                                                  =======              =======


                              ACG HOLDINGS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

5. Restructuring Costs and Other Special Charges

American Color

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)" ("EITF 94-3"). The pretax costs of $5 million which were incurred as a part of this plan represented employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in the fiscal year ended March 31, 1997 of which $0.4 million, $0.1 million and $0.1 million was incurred in the quarters ended June 30, 1996, September 30, 1996 and December 31, 1996, respectively.

During the quarter ended December 31, 1996, the Company recorded special charges totaling $1.0 million to adjust the carrying values of idle, disposed and under-performing assets of the Company's American Color sector to estimated fair values. The provision was based on a review of Company wide long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Such special charges are classified within restructuring costs and other special charges in the consolidated statement of operations.

Printing

In January 1998, the Company approved a plan for its printing division which is designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan will be accounted for in accordance with the guidance set forth in EITF 94-3. The estimated pretax costs associated with this plan of approximately $5.5 million represents $3.2 million of employee termination costs, $1.7 million related to the adjustment of carrying values of certain idle, disposed and under-performing assets and $0.6 million of relocation and other transition expenses. This restructuring charge will be reported in the quarter ending March 31, 1998.
The majority of these costs should be paid or settled before March 31, 1999.


6.   Vendor Supply Agreements; Deferred Income

In the quarter ending December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 1997 is $9.8 million and is included within other liabilities in the Condensed Consolidated Balance Sheets.


                              ACG HOLDINGS, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


7.   Non-recurring Charge Related to Resignation of Chief Executive Officer

A non-recurring charge of $1.9 million relating to the resignation of the Company's former Chief Executive Officer was recorded in the quarter ended September 30, 1996, and is classified as a selling, general and administrative expense in the condensed consolidated statement of operations for the nine month period ended December 31, 1996. Payments under the related agreement continue through 2001, subject to certain requirements.

8.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1997, excluding bonuses, was approximately $3.3 million.

On December 21, 1989, Graphics sold to CPS Corp. ("CPS") its ink manufacturing operations and facilities. Graphics remains contingently liable under $2.7 million of industrial revenue bonds assumed by CPS. CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

Concurrent with the sale of its ink manufacturing facility, Graphics entered into a long-term ink supply contract with CPS. The supply contract requires Graphics to purchase a significant portion of its ink requirements, within certain limitations and minimums, from CPS. Graphics believes that prices for products under this contract approximate market prices at the time of purchase of such products.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at December 31, 1997. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several other legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.


                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), collectively (the "Company"), including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors, particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

General

In February of Fiscal Year 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in the Company's Unaudited Condensed Consolidated Financial Statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for the three months ended December 31, 1996 (the "1996 Three Month Period") and nine months ended December 31, 1996 (the "1996 Nine Month Period") have been reclassified to discontinued operations.


                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following table summarizes the Company's results of operations for the three months ended December 31, 1997 (the "1997 Three Month Period"), the 1996 Three Month Period, the nine months ended December 31, 1997 (the "1997 Nine Month Period") and the 1996 Nine Month Period:


                                   Three Months Ended                                 Nine Months Ended
                                      December 31,                                       December 31,
                             ------------------------------                    ----------------------------
                               1997                  1996                        1997                1996
                             --------              --------                    --------            --------

                                                           (dollars in thousands)
Sales:
  Printing                   $122,547               115,290                     343,442             353,218
  American Color               23,201                20,029                      64,043              55,992
                             --------              --------                    --------            --------
     Total                   $145,748               135,319                     407,485             409,210

Gross Profit:
  Printing                   $ 14,950                14,924                      39,727              38,801
  American Color                5,421                 4,639                      15,538              11,779
  Other                            (1)                   (3)                         (4)                 72
                             --------              --------                    --------            --------
     Total                   $ 20,370                19,560                      55,261              50,652

Gross Margin:
  Printing                      12.2%                 12.9%                       11.6%               11.0%
  American Color                23.4%                 23.2%                       24.3%               21.0%
     Total                      14.0%                 14.5%                       13.6%               12.4%

Operating Income (Loss):
  Printing                   $  9,562                 9,731                      23,417              22,737
  American Color                1,300                  (364)(a)(d)                2,964                (833)(a)(d)
  Other (b)                    (3,137)               (3,149)(c)                   (9,147)           (10,905)(c)
                             --------              --------                    --------            --------
     Total                   $  7,725                 6,218                      17,234              10,999


(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and $0.6 million in the 1996 Nine Month Period.

(b) Consists primarily of corporate general and administrative expenses, and amortization expense.

(c) Also reflects non-recurring employee termination expenses of $2.5 million in the 1996 Nine Month Period (including $1.9 million related to the resignation of the Company's former Chief Executive Officer-see note 7 to the Unaudited Condensed Consolidated Financial Statements) and $0.6 million in the 1996 Three Month Period.

(d) Includes the impact of $1.0 million of other special charges related to non-cash fixed asset write-offs and write-downs (see note 5 to the Unaudited Condensed Consolidated Financial Statements).



                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Printing

Sales. Printing sales decreased $9.8 million to $343.4 million in the 1997 Nine Month Period from $353.2 million in the 1996 Nine Month Period. This decrease is the result of a decrease in paper prices and an increase in sales to customers that supply their own paper.

Printing sales increased $7.2 million to $122.5 million in the 1997 Three Month Period from $115.3 million in the 1996 Three Month Period. This increase includes the impact of an increase in production volume partially offset by a decrease in paper prices and an increase in sales to customers that supply their own paper.

Gross Profit. Printing gross profit increased $0.9 million to $39.7 million in the 1997 Nine Month Period from $38.8 million in the 1996 Nine Month Period. Printing gross margin increased to 11.6% in the 1997 Nine Month Period from 11.0% in the 1996 Nine Month Period. The increase in gross profit includes reduced manufacturing costs including continued cost containment at the printing plants and the effect of costs in the 1996 Nine Month Period related to the start-up of Flexi-Tech, a plant in Hanover, Pennsylvania. The increase in gross margin includes the above mentioned factors, the impact of lower paper prices and an increase in sales to customers that supply their own paper.

Printing gross profit remained relatively unchanged at $14.9 million in both the 1997 and 1996 Three Month Periods. Printing gross margin decreased to 12.2% in the 1997 Three Month Period from 12.9% in the 1996 Three Month Period. The decrease in gross margin includes the impact of certain changes in product mix related to the incremental volume produced.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses were $16.3 million, or 4.7% of printing sales, in the 1997 Nine Month Period compared to $16.1 million, or 4.6% of printing sales, in the 1996 Nine Month Period.

Printing selling, general and administrative expenses also remained relatively unchanged at $5.4 million, or 4.4% of printing sales, in the 1997 Three Month Period compared to $5.2 million, or 4.5% of printing sales, in the 1996 Three Month Period.

Operating Income. As a result of these factors, operating income from the printing business increased to $23.4 million in the 1997 Nine Month Period from $22.7 million in the 1996 Nine Month Period and remained relatively unchanged at $9.6 million in the 1997 Three Month Period compared to $9.7 million in the 1996 Three Month Period.

American Color

Sales. American Color's sales increased $8.0 million to $64.0 million in the 1997 Nine Month Period from $56.0 million in the 1996 Nine Month Period. The increase in the 1997 Nine Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work.


                              ACG HOLDINGS, INC.

                    Management's Discussion and Analysis of
                Financial Condition and Results of Operations


American Color's sales increased $3.2 million to $23.2 million in the 1997
Three Month Period from $20.0 million in the 1996 Three Month Period.   The
increase in the 1997 Three Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management and software and image management services and increases in digital visual effects work.

Gross Profit.   American Color's gross profit increased $3.7 million to $15.5 million in the 1997 Nine Month Period from $11.8 million in the 1996 Nine Month Period. American Color's gross margin increased to 24.3% in the 1997 Nine Month Period from 21.0% in the 1996 Nine Month Period. These increases include increased volume, primarily from increased facilities management sales, and material and payroll cost savings offset in part by costs associated with new operations servicing the packaging industry.

American Color's gross profit increased $0.8 million to $5.4 million in the 1997 Three Month Period from $4.6 million in the 1996 Three Month Period. American Color's gross margin increased to 23.4% in the 1997 Three Month Period from 23.2% in the 1996 Three Month Period. These increases include increased volume, primarily from increased facilities management sales, and payroll cost savings offset in part by costs associated with new operations servicing the packaging industry.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $12.6 million, or 19.6% of American Color's sales in the 1997 Nine Month Period from $11.0 million, or 19.6% of American Color's sales in the 1996 Nine Month Period. These increases include relocation costs related to the move of American Color's corporate office from Phoenix to Nashville, increased sales and marketing expenses, including the costs of the new packaging sales group.

American Color's selling, general and administrative expenses increased to $4.1 million, or 17.8% of American Color's sales in the 1997 Three Month Period compared to $3.8 million, or 19.1% of American Color's sales in the 1996 Three Month Period. This increase includes increased sales and marketing expenses, including costs of the new packaging sales group.

Operating Income (Loss). Operating income (loss) at American Color increased to income of $3.0 million in the 1997 Nine Month Period from a loss of $0.8 million in the 1996 Nine Month Period. This increase includes the above factors and the incurrence of other special charges of $1.0 million related to non-cash fixed asset write-offs and write-downs in the 1996 Nine Month Period and restructuring costs associated with the American Color restructuring plan of $0.6 million in the 1996 Nine Month Period.

Operating income (loss) at American Color increased to income of $1.3 million in the 1997 Three Month Period from a loss of $0.4 million in the 1996 Three Month Period. This increase includes the above factors and the incurrence of other special charges of $1.0 million related to non-cash fixed asset write-offs and write-downs in the 1996 Three Month Period and restructuring costs associated with the American Color restructuring plan of $0.1 million in the 1996 Three Month Period.

See discussion below and note 5 to the Unaudited Condensed Consolidated Financial Statements for information regarding the American Color restructuring plan and other special charges related to the non-cash write-off and write-down of fixed assets.


                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Other Operations

Other operations primarily include corporate general and administrative and other expenses and amortization expense. This amortization expense, including goodwill amortization, was $6.5 million, $6.2 million, $2.2 million and $2.1 million in the 1997 Nine Month Period, the 1996 Nine Month Period, the 1997 Three Month Period and the 1996 Three Month Period, respectively.

Operating losses from other operations decreased to a loss of $9.1 million in the 1997 Nine Month Period from a loss of $10.9 million in the 1996 Nine Month Period. This decrease includes the impact of non-recurring employee termination expenses of $2.5 million (including $1.9 million related to the resignation of the Company's former Chief Executive Officer - see note 7 to the Unaudited Condensed Consolidated Financial Statements) in the 1996 Nine Month Period. This decrease was partially offset by increases in certain corporate general and administrative expenses in the 1997 Nine Month Period.

Operating losses from other operations remained relatively unchanged at $3.1 million in both the 1997 and 1996 Three Month Periods. The 1996 Three Month Period includes the non-recurring charge of $0.6 million related to other employee termination expenses. The 1997 Three Month Period includes increases in certain corporate general and administrative expenses.

Restructuring Costs and Other Special Charges

American Color

In April 1995, the Company implemented a plan for its American Color division which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)" ("EITF 94-3"). The pretax costs of $5 million which were incurred as a part of this plan represented employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in the fiscal year ended March 31, 1997 of which $0.4 million, $0.1 million and $0.1 million was incurred in the quarters ended June 30, 1996, September 30, 1996 and December 31, 1996, respectively.

During the quarter ended December 31, 1996, the Company recorded special charges totaling $1.0 million to adjust the carrying values of idle, disposed and under-performing assets of the Company's American Color sector to estimated fair values. The provision was based on a review of Company wide long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FASB 121"). Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available. Such special charges are classified within restructuring costs and other special charges in the consolidated statement of operations.




                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Printing

In January 1998, the Company approved a plan for its printing division which is designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan will be accounted for in accordance with the guidance set forth in EITF 94-3. The estimated pretax costs associated with this plan of approximately $5.5 million represents $3.2 million of employee termination costs, $1.7 million related to the adjustment of carrying values of certain idle, disposed and under-performing assets and $0.6 million of relocation and other transition expenses. This restructuring charge will be reported in the quarter ending March 31, 1998.
The majority of these costs should be paid or settled before March 31, 1999.

Interest Expense

Interest expense increased 7.1% to $29.2 million in the 1997 Nine Month Period from $27.2 million in the 1996 Nine Month Period and interest expense increased 7.4% to $9.8 million in the 1997 Three Month Period from $9.1 million in the 1996 Three Month Period. These increases include the impact of increased obligations under capital leases and incremental costs related to the Term Loan Facility (see note 2 to the Unaudited Condensed Consolidated Financial Statements).

Other, Net

Other, net increased to expense of $0.5 million in the 1997 Nine Month Period from expense of $0.1 million in the 1996 Nine Month Period. This increase includes losses recognized on the sale of certain assets in the 1997 Nine Month Period. Other, net increased to expense of $0.2 million in the 1997 Three Month Period from expense of $0.1 million in the 1996 Three Month Period.

Income Tax Expense

Income tax expense decreased to $0.9 million in the 1997 Nine Month Period from $2.3 million in the 1996 Nine Month Period and decreased to $0 million in the 1997 Three Month Period from $0.7 million in the 1996 Three Month Period. These decreases are primarily due to smaller amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance.

Net Loss

As a result of the factors discussed above, the Company's net loss decreased to $13.6 million in the 1997 Nine Month Period from $19.5 million in the 1996 Nine Month Period and decreased to $2.3 million in the 1997 Three Month Period from $4.3 million in the 1996 Three Month Period.


                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company's Bank Credit Agreement includes a revolving credit facility which matures on September 30, 2000 (the "Revolving Credit Facility") providing for a maximum of $75 million of borrowing availability, subject to a borrowing base which approximated $45.5 million at January 31, 1998. As of January 31,
1998, the Company had loans and letters of credit of approximately $28.5 million outstanding under the Revolving Credit Facility.

On June 30, 1997, the Company entered into a $25 million term loan facility which matures on March 31, 2001 (the "Term Loan Facility") (see note 2 to the Company's Unaudited Condensed Consolidated Financial Statements). Net proceeds under this facility of approximately $23.5 million (after loan fees and other transaction costs) were used to reduce outstanding borrowings under the Revolving Credit Facility.

The Bank Credit Agreement also provides for a reducing term loan with a final maturity on September 30, 2000 (the "Term Loan"). At January 31, 1998, $39.5 million of the Term Loan was outstanding. The remaining scheduled principal payment due under the Term Loan for the fiscal year ending March 31, 1998 ("Fiscal Year 1998") is approximately $3.0 million. In addition, it is anticipated that capital lease obligation repayments will approximate $1.8 million during the remainder of Fiscal Year 1998.

During the 1997 Nine Month Period, cash flow from operations and proceeds from the Term Loan Facility were used to reduce borrowings under the Revolving Credit Facility by $18.2 million and to pay $13.9 million in scheduled principal payments on indebtedness (including capital lease obligations). Additionally, these cash sources were used to fund the Company's cash capital expenditures of $8.8 million for the 1997 Nine Month Period, meet additional investing and financing needs of $2.0 million (including transaction costs associated with the Term Loan Facility) and to fund interest costs, general working capital and other operating cash needs of the Company. The Company plans to continue its program of upgrading its printing and prepress equipment and expanding production capacity and currently anticipates that Fiscal Year 1998 cash capital expenditures will approximate $11 million and equipment acquired under capital leases will approximate $15 million during Fiscal Year 1998. The Company had zero cash on hand at December 31, 1997 due to a requirement under the Bank Credit Agreement that the Company's daily available funds be used to reduce borrowings under the Revolving Credit Facility.

At December 31, 1997, the Company had total indebtedness outstanding of $318.2 million, including capital lease obligations. Of the total indebtedness outstanding at December 31, 1997, $61.9 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.60% and $25 million was outstanding under the Term Loan Facility at a weighted average interest rate of 10.25%. Indebtedness under the Bank Credit Agreement and Term Loan Facility bears interest at floating rates, causing the Company to be sensitive to prevailing interest rates. At December 31, 1997, the Company had indebtedness other than obligations under the Bank Credit Agreement and Term Loan Facility of $231.3 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005). In connection with the Term Loan Facility, the Company obtained amendments to the Bank Credit Agreement with respect to certain financial covenants and an amendment that decreased the Borrowing Base through March 30, 1998. The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement, as amended.


                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


EBITDA
                           Three Months Ended                Nine Months Ended
                              December 31,                      December 31,
                       --------------------------         ------------------------

                         1997             1996              1997           1996
                       --------        ----------         -------       ----------
                                         (dollars in thousands)
EBITDA:
  Printing             $15,306         14,826             39,979        37,641
  American Color         3,179          2,236 (a)          8,195         4,549 (a)
  Other  (b)              (965)        (1,058)(c)         (2,679)       (4,663)(c)
                       -------        -------            -------       -------
     Total             $17,520         16,004             45,495        37,527

EBITDA Margin:
  Printing               12.5%          12.9%              11.6%         10.7%
  American Color         13.7%          11.2%              12.8%          8.1%
     Total               12.0%          11.8%              11.2%          9.2%

(a) Includes the impact of restructuring costs of $0.1 million in the 1996 Three Month Period and $0.6 million in the 1996 Nine Month Period.

(b) Consists primarily of corporate general and administrative expenses.

(c) Also reflects non-recurring employee termination expenses of $2.5 million in the 1996 Nine Month Period (including $1.9 million related to the resignation of the Company's former Chief Executive Officer - see note 7 to the Unaudited Condensed Consolidated Financial Statements) and $0.6 million in the 1996 Three Month Period.


EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense) and discontinued operations. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Notes and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.


                              ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Printing. As a result of the reasons previously described under "Printing" (excluding changes in depreciation and amortization expense and other special charges related to non-cash fixed asset write-offs and write-downs), printing EBITDA increased to $40.0 million in the 1997 Nine Month Period from $37.6 million in the 1996 Nine Month Period, representing an increase of $2.4 million, and the printing EBITDA Margin increased to 11.6% in the 1997 Nine
Month Period from 10.7% in the 1996 Nine Month Period.   Printing EBITDA
increased to $15.3 million in the 1997 Three Month Period from $14.8 million in the 1996 Three Month Period, representing an increase of $0.5 million and the printing EBITDA Margin decreased to 12.5% in the 1997 Three Month Period from 12.9% in the 1996 Three Month Period. The EBITDA Margin increase in the 1997 Nine Month Period included the impact of reduced paper prices and an increase in sales to customers that supply their own paper. The EBITDA Margin decrease in the 1997 Three Month Period includes the impact of certain changes in product mix related to the incremental volume produced.

American Color. As a result of the reasons previously described under "American Color" (excluding changes in depreciation and amortization expense), American Color's EBITDA increased to $8.2 million in the 1997 Nine Month Period from $4.5 million in the 1996 Nine Month Period, representing an increase of $3.7 million, and the American Color EBITDA Margin increased to 12.8% in the 1997 Nine Month Period from 8.1% in the 1996 Nine Month Period. American Color EBITDA in the 1996 Nine Month Period included restructuring costs of $0.6 million. American Color's EBITDA increased to $3.2 million in the 1997 Three Month Period from $2.2 million in the 1996 Three Month Period, representing an increase of $1.0 million. American Color EBITDA Margin increased to 13.7% in the 1997 Three Month Period from 11.2% in the 1996 Three Month Period. American Color EBITDA in the 1996 Three Month Period included restructuring costs of $0.1 million.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations decreased to negative EBITDA of $2.7 million in the 1997 Nine Month Period from negative EBITDA of $4.7 million in the 1996 Nine Month Period. Other operations negative EBITDA decreased to negative EBITDA of $1.0 million in the 1997 Three Month Period from negative EBITDA of $1.1 million in the 1996 Three Month Period. EBITDA for the 1996 Nine Month Period includes the impact of a $1.9 million non-recurring charge related to the resignation of the Company's former Chief Executive Officer (see note 7 to the Unaudited Condensed Consolidated Financial Statements) and a $0.6 million non-recurring charge related to other employee termination expenses. EBITDA for the 1996 Three Month Period includes the $0.6 million non-recurring charge related to other employee termination expenses.


                              ACG HOLDINGS, INC.
                           Part II Other Information

Item 1.   (a) Legal Proceedings

              Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1997.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit No.       Description
              -----------       -----------

              27.0              Financial Data Schedule

          (b) Reports on Form 8-K

              None filed in the quarter ended December 31, 1997.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.




                                            ACG Holdings, Inc.
                                            American Color Graphics, Inc.



Date    February 13, 1998                   By  /s/ Joseph M. Milano
     ----------------------------               ------------------------------
                                                Joseph M. Milano
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Authorized Officer and
                                                Principal Financial Officer)




Date    February 13, 1998                    By  /s/ Patrick W. Kellick
     -----------------------------               -----------------------------
                                                 Patrick W. Kellick
                                                 Senior Vice President -
                                                 Corporate Controller
                                                 (Chief Accounting Officer)



                                 EXHIBIT INDEX


Exhibit No.        Description                            Page
-----------        -----------                            ----

   27.0            Financial Data Schedule                 24