Form 10-Q
period 1998-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1998-08-13
CIK 856710, 856709

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998
                                    or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from____________________ to____________________

     Commission file number 33-97090


                            ACG HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                  62-1395968
(State or other jurisdiction of        (I.R.S. employer identification number)
incorporation or organization)

                            100 Winners Circle
                        Brentwood, Tennessee  37027
                              (615) 377-0377

 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


                       AMERICAN COLOR GRAPHICS, INC.
          (Exact name of registrant as specified in its charter)

          New York                                   16-1003976
(State or other jurisdiction          (I.R.S. employer identification number)
of incorporation or organization)

                            100 Winners Circle
                        Brentwood, Tennessee  37027
                              (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No__

ACG Holdings, Inc. has 134,812 shares outstanding of its Common Stock, $.01 Par Value, as of August 3, 1998 (all of which are privately owned and not traded on a public market).


                                   INDEX


Part I. Financial Information                                       Page No.
        ---------------------                                       --------

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 1998 and March 31, 1998                                3

         Condensed Consolidated Statements of Operations for the
         three months ended June 30, 1998 and 1997                       5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended June 30, 1998 and 1997                       6

         Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11


Part II. Other Information
         -----------------

Item 1.  Legal Proceedings                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

         Signatures                                                     18

         Exhibit Index                                                  19



                            ACG HOLDINGS, INC.
                   Condensed Consolidated Balance Sheets
                 (Dollars in thousands, except par values)



                                             June 30, 1998      March 31, 1998
                                             -------------      --------------
                                              (Unaudited)
Assets
Current assets:
   Cash                                          $      0                  0
   Receivables:
      Trade accounts, less allowance for
       doubtful accounts of $1,565 and $2,112
       at June 30, 1998 and March 31, 1998,
       respectively                                50,448             63,185
      Other                                         1,668              2,605
                                                 --------            -------
            Total receivables                      52,116             65,790

Inventories                                         9,707             10,795
Prepaid expenses and other current assets           3,689              3,578
                                                 --------            -------
            Total current assets                   65,512             80,163

Property, plant and equipment                     258,123            256,317
Less accumulated depreciation                    (103,694)           (96,684)
                                                 --------            -------
            Net property, plant and equipment     154,429            159,633

Excess of cost over net assets acquired, less
  accumulated amortization of $42,696 and $42,060
  at June 30, 1998 and March 31, 1998,
  respectively                                     73,920             74,556

Other assets                                       13,311             15,606
                                                 --------            -------
            Total assets                         $307,172            329,958
                                                 ========            =======

See accompanying notes to condensed consolidated financial statements.



                            ACG HOLDINGS, INC.
                   Condensed Consolidated Balance Sheets
                 (Dollars in thousands, except par values)



                                             June 30, 1998      March 31, 1998
                                             -------------      --------------
                                               (Unaudited)

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                           $  8,976            9,131
  Trade accounts payable                           25,962           27,381
  Accrued expenses                                 31,645           31,539
  Income taxes                                        659              502
                                                 --------          -------
     Total current liabilities                     67,242           68,553

Long-term debt and capitalized leases,
  excluding current installments                  295,266          310,526
Deferred income taxes                               9,526            9,443
Other liabilities                                  46,957           47,521
                                                 --------          -------
        Total liabilities                         418,991          436,043

Stockholders' deficit

Common stock, voting, $.01 par value,
   5,852,223 shares authorized, 134,812 shares
   issued and outstanding at June 30, 1998 and
   March 31, 1998                                       1                1

Preferred Stock, $.01 par value, 15,823 shares
   authorized, 3,631 shares Series AA convertible
   preferred stock issued and outstanding at
   June 30, 1998 and March 31, 1998, $40,000,000
   liquidation preference, 1,606 shares Series BB
   convertible preferred stock issued and
   outstanding at June 30, 1998 and March 31, 1998,
   $17,500,000 liquidation preference                  --               --

Additional paid-in capital                         58,249           58,249
Accumulated deficit                              (167,693)        (162,250)
Cumulative translation adjustment                  (2,376)          (2,085)
                                                 --------         --------
     Total stockholders' deficit                 (111,819)        (106,085)
                                                 --------         --------
Commitments and contingencies

     Total liabilities and stockholders'
       deficit                                   $307,172          329,958
                                                 ========          =======

See accompanying notes to condensed consolidated financial statements.


                            ACG HOLDINGS, INC.
              Condensed Consolidated Statements of Operations
                              (In thousands)
                                (Unaudited)


                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   1998               1997
                                                 --------            -------

Sales                                            $127,813            126,128
Cost of sales                                     109,251            109,100
                                                 --------            -------
  Gross profit                                     18,562             17,028
Selling, general and administrative expenses        9,017              9,906
Amortization of goodwill                              636              2,096
                                                 --------            -------
  Operating income                                  8,909              5,026

Other expense (income):
  Interest expense                                  9,417              9,256
  Interest income                                     (23)               (32)
  Other, net                                           63                215
                                                 --------            -------
Total other expense                                 9,457              9,439
  Loss from continuing operations before
    income taxes and extraordinary item              (548)            (4,413)
Income tax expense                                   (875)              (537)
  Loss from continuing operations before
    extraordinary item                             (1,423)            (4,950)
Extraordinary loss on early extinguishment of
  debt, net of tax                                 (4,020)                --
                                                 --------            -------
    Net loss                                     $ (5,443)            (4,950)
                                                 ========            =======


See accompanying notes to condensed consolidated financial statements.


                            ACG HOLDINGS, INC.
              Condensed Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                       Three Months Ended
                                                             June 30,
                                                   --------------------------
                                                     1998               1997
                                                   --------           -------
Cash flows provided (used) by operating
 activities:
  Net loss                                         $ (5,443)           (4,950)
Adjustments to reconcile net loss to cash
 provided by operating activities:
  Depreciation                                        7,296             6,701
  Amortization of goodwill and other assets             935             2,366
  Amortization of deferred financing costs              413               464
  Extraordinary non-cash charges from early
    retirement of debt, net                           4,020                --
  Decrease in working capital and other              12,694             3,722
                                                   --------           -------
     Net cash provided  by operating activities      19,915             8,303

Cash flows provided (used) by investing activities:
  Purchases of property, plant and equipment         (1,910)           (2,930)
  Proceeds from sales of property, plant and
    equipment                                             7               152
  Other                                                  37              (256)
                                                   --------           -------
      Net cash used by investing activities          (1,866)           (3,034)

Cash flows provided (used) by financing activities:
  Repayment of long-term debt, including current
    maturities                                      (61,678)           (2,869)
  Proceeds from Term Loan Facilities                 75,000            25,000
  Net decrease in revolver borrowings               (27,257)          (24,582)
  Repayment of capital lease obligations             (1,719)           (1,484)
  Payment of deferred financing costs                (2,358)           (1,332)
  Other, net                                            (36)               (2)
                                                   --------           -------
       Net cash used by financing activities        (18,048)           (5,269)
Effect of exchange rates on cash and cash
  equivalents                                            (1)               --
                                                   --------           -------
Net change in cash                                       --                --
Cash:
  Beginning of period                                    --                --
                                                   --------           -------
  End of period                                    $     --                --
                                                   ========           =======
Noncash investing activity:
  Equipment purchases under capital leases         $    501             1,690
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

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at June 30, 1998, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business sectors of the commercial printing industry in which the Company operates are (i) printing and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998 and the Company's Post-Effective Amendment No. 4 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Indebtedness Transactions

June 30, 1997 Term Loan Facility

On June 30, 1997, the Company entered into a $25 million term loan facility which included a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which was to mature on March 31, 2001 (the "Old Term Loan Facility"). Net proceeds of approximately $23.5 million (after loan fees and other transaction costs) were received and used to reduce outstanding borrowings under the then existing revolving credit facility maturing in 2000 (the "Old Revolving Credit Facility"). Interest under the Old Term Loan Facility was floating based upon existing market rates plus agreed upon margin levels which escalated over the initial 24 months of the facility. The obligations under this facility were guaranteed on the same basis and by the same guarantors as the Company's previous credit agreement with BT Commercial Corporation, as amended (the "Old Bank Credit Agreement") although such guarantees were secured by second priority security interests in the tangible and intangible assets of the Company and such guarantors. Morgan Stanley Senior Funding, Inc. received fees of approximately $0.3 million as part of this transaction.

May 8, 1998 Refinancing

On May 8, 1998, the Company completed a refinancing transaction (the "1998 Refinancing") which included the following: (1) the Company entered into a $145 million credit facility with Bankers Trust Company, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation and a syndicate of lenders (the "Bank Credit Agreement") providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the Old Bank Credit Agreement (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the Old Term Loan Facility (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the 1998 Refinancing. In addition, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.0 million, net of taxes associated with the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay specific commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures.

Borrowings under the Bank Credit Agreement are secured by substantially all of the Company's assets. In addition, Holdings has guaranteed the indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. The new agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants.

3. Inventories

The components of inventories are as follows (in thousands):


                                                June 30, 1998   March 31, 1998
                                                -------------   --------------
      Paper                                         $ 7,938          9,161
      Ink                                               247            227
      Supplies and other                              1,522          1,407
                                                    -------         ------
        Total Inventories                           $ 9,707         10,795
                                                    =======         ======

4.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1998, excluding bonuses, was approximately $3.5 million.

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

In the quarter ending December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts which are being recognized as the purchase commitments are achieved. The amount deferred at June 30, 1998 is $18.6 million and is included within other liabilities in the Condensed Consolidated Balance Sheets.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company has recorded a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at June 30, 1998. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several other legal actions arising from its normal business activities. In the opinion of management, any liability that may arise from such actions will not have a material adverse effect on the consolidated financial statements of the Company.

5.  Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net loss or Stockholders' deficit. Total comprehensive loss for the three months ended June 30, 1998 and 1997 are as follows in thousands:


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998                1997
                                                  --------           --------

Net loss                                          $ (5,443)(a)         (4,950)
    Foreign currency translation adjustment           (291)               (44)
                                                  --------             ------
Total comprehensive loss                          $ (5,734)            (4,994)
                                                  ========             ======

(a) Includes $4.0 million extraordinary loss related to early extinguishment of debt associated with the May 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements).


                            ACG HOLDINGS, INC.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of the Company, including fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors, particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following table summarizes the Company's results of operations for the three months ended June 30, 1998 (the "1998 Three Month Period"), and for the three months ended June 30, 1997 (the "1997 Three Month Period"),


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998                1997
                                                  --------           --------
                                                     (dollars in thousands)
Sales:
  Printing                                        $106,447            106,604
  American Color                                    21,366             19,524
                                                  --------            -------
    Total                                         $127,813            126,128
Gross Profit:
  Printing                                        $ 13,388             12,160
  American Color                                     5,176              4,869
  Other                                                 (2)                (1)
                                                  --------            -------
    Total                                         $ 18,562             17,028
Gross Margin:
  Printing                                            12.6%              11.4%
  American Color                                      24.2%              24.9%
    Total                                             14.5%              13.5%
Operating Income (Loss):
  Printing                                        $  8,928              6,911
  American Color                                     1,140                996
  Other (a)                                         (1,159)            (2,881)
                                                  --------            -------
    Total                                         $  8,909              5,026

(a) Consists primarily of corporate general and administrative expenses, and amortization expense.

Printing

Sales. Printing sales remained relatively the same at $106.4 million in the 1998 Three Month Period from $106.6 million in the 1997 Three Month Period. Printing production volume increased approximately 9.2% in the 1998 Three Month Period. This increase was offset by an increase in sales to customers that supply their own paper and certain changes in customer and product mix.

Gross Profit. Printing gross profit increased $1.2 million to $13.4 million in the 1998 Three Month Period from $12.2 million in the 1997 Three Month Period. Printing gross margin increased to 12.6% in the 1998 Three Month Period from 11.4% in the 1997 Three Month Period. The increase in gross profit includes reduced manufacturing costs and increased production volume offset in part by certain changes in customer and product mix. The increase in gross margin includes the above mentioned factors and an increase in sales to customers that supply their own paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses decreased $0.7 million to $4.5 million, or 4.2% of printing sales, in the 1998 Three Month Period compared to $5.2 million, or 4.9% of printing sales, in the 1997 Three Month Period. This decrease includes the impact of certain general and administrative cost saving initiatives.

Operating Income. As a result of these factors, operating income from the printing business increased by 29% to $8.9 million in the 1998 Three Month Period from $6.9 million in the 1997 Three Month Period.

American Color

Sales. American Color's sales increased $1.9 million to $21.4 million in the 1998 Three Month Period from $19.5 million in the 1997 Three Month Period. The increase in the 1998 Three Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management, packaging prepress and consulting services.

Gross Profit. American Color's gross profit increased $0.3 million to $5.2 million in the 1998 Three Month Period from $4.9 million in the 1997 Three Month Period. American Color's gross margin decreased to 24.2% in the 1998 Three Month Period from 24.9% in the 1997 Three Month Period. This increase in gross profit includes the impact of increased sales and consulting revenue coupled with reduced payroll costs. These benefits were offset in part by (1) increased costs associated with new operations servicing the packaging industry, and (2) increased manufacturing costs related to digital visual effects work.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $4.0 million, or 18.9% of American Color's sales in the 1998 Three Month Period from $3.9 million, or 19.8% of American Color's sales in the 1997 Three Month Period. This increase includes increased sales and marketing expenses, including the costs of the new packaging sales group.

Operating Income. As a result of the above factors, operating income at American Color increased to $1.1 million in the 1998 Three Month Period from $1.0 million in the 1997 Three Month Period.

Other Operations

Other operations primarily include corporate general and administrative and other expenses and amortization expense. Amortization expense from other operations, which primarily includes goodwill amortization, was $0.6 million in the 1998 Three Month Period and $2.1 million in the 1997 Three Month Period.

Operating losses from other operations decreased to a loss of $1.2 million in the 1998 Three Month Period from a loss of $2.9 million in the 1997 Three Month Period. This decrease is primarily attributable to reduced goodwill amortization expense.

Interest Expense

Interest expense increased 1.7% to $9.4 million in the 1998 Three Month Period from $9.3 million in the 1997 Three Month Period.

Other, Net

Other, net decreased to expense of $0.1 million in the 1998 Three Month Period from expense of $0.2 million in the 1997 Three Month Period.

Income Tax Expense

Income tax expense increased to $0.9 million in the 1998 Three Month Period from $0.5 million in the 1997 Three Month Period. This increase is primarily due to larger amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance.

Extraordinary Loss on Early Extinguishment of Debt, Net of Tax

As part of the 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements), the Company recorded an extraordinary loss related to early extinguishment of debt of $4.0 million, net of $0.1 million taxes. This extraordinary loss consisted of the write-off of deferred financing costs related to refinanced indebtedness.

Net Loss

As a result of the factors discussed above, including the $4.0 million extraordinary loss related to the early extinguishment of debt in the 1998 Three Month Period, the Company's net loss increased to $5.4 million in the 1998 Three Month Period from $5.0 million in the 1997 Three Month Period.

Liquidity and Capital Resources

On May 8, 1998, the Company refinanced all of its existing bank indebtedness in the 1998 Refinancing (see note 2 to the Company's unaudited condensed consolidated financial statements). The primary objectives of the 1998 Refinancing were to gain greater financial and operating flexibility, reduce the Company's overall cost of capital and provide greater opportunity for internal growth and growth through acquisitions.

The 1998 Refinancing included the following (1) the Company entered into a $145 million credit facility providing for a $70 million Revolving Credit Facility, which is not subject to a borrowing base limitation, maturing on March 31, 2004, a $25 million amortizing A Term Loan Facility maturing on March 31, 2004 and a $50 million amortizing B Term Loan Facility maturing on March 31, 2005; (2) the repayment of all $57.0 million of indebtedness outstanding under the Old Bank Credit Agreement (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the Old Term Loan Facility (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the refinancing transaction.

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability and includes a $40 million letter of credit sub-limit. At July 31, 1998, the Company had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $19.1 million, and therefore, additional borrowing availability of approximately $50.9 million.

At June 30, 1998, $25 million of the A Term Loan Facility and $49.9 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of the fiscal year ending March 31, 1999 ("Fiscal Year 1999") are $0 and $0.4 million, respectively. In addition, it is anticipated that repayments of capital lease obligations and other senior indebtedness during the remainder of Fiscal Year 1999 will approximate $5.4 million and $1.7 million, respectively.

During the 1998 Three Month Period, net cash provided by operating activities of $19.9 million (see Condensed Consolidated Statements of Cash Flows) and proceeds from the 1998 Refinancing of $84.8 million ($75 million from the A Term Loan and B Term Loan facilities and $9.8 million of initial net borrowings under the Revolving Credit Facility) were used to (1) repay $84.2 million of indebtedness outstanding under the Old Bank Credit Agreement and Old Term Loan Facility (including related transaction fees),
(2) fund scheduled principal repayments of indebtedness of $2.4 million (including capital lease obligations), (3) fund cash capital expenditures of $1.9 million, and (4) further reduce outstanding revolver borrowings by $16.2 million. The Company plans to continue its program of upgrading its printing and prepress equipment and currently anticipates that full year Fiscal Year 1999 cash capital expenditures will approximate $8 million and equipment acquired under capital leases will approximate $7 million.

At June 30 1998, the Company had total indebtedness outstanding of $304.2 million, including capital lease obligations. Of the total indebtedness outstanding at June 30, 1998, $76.9 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.29%. Indebtedness under the Bank Credit Agreement bears interest at floating rates, causing the Company to be sensitive to prevailing market interest rates. At June 30, 1998, the Company had indebtedness other than obligations under the Bank Credit Agreement of $227.3 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

EBITDA
                                                       Three Months Ended
                                                            June 30,
                                                   --------------------------
                                                     1998               1997
                                                   --------           -------
                                                      (dollars in thousands)
EBITDA:
  Printing                                         $ 14,495            12,273
  American Color                                      3,163             2,579
  Other  (a)                                           (518)             (759)
                                                   --------           -------
    Total                                          $ 17,140            14,093

EBITDA Margin:
  Printing                                             13.6%             11.5%
  American Color                                       14.8%             13.2%
    Total                                              13.4%             11.2%

(a)  Consists primarily of corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other income (expense) and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Notes and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Printing. As a result of the reasons previously described under "Printing" (excluding changes in depreciation and amortization expense), printing EBITDA increased $2.2 million, or 18%, to $14.5 million in the 1998 Three Month Period from $12.3 million in the 1997 Three Month Period. Printing EBITDA Margin increased to 13.6% in the 1998 Three Month Period from 11.5% in the 1997 Three Month Period.

American Color. As a result of the reasons previously described under "American Color" (excluding changes in depreciation and amortization expense), American Color's EBITDA increased $0.6 million, or 23%, to $3.2 million in the 1998 Three Month Period from $2.6 million in the 1997 Three Month Period. American Color EBITDA Margin increased to 14.8% in the 1998 Three Month Period from 13.2% in the 1997 Three Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations decreased to negative EBITDA of $0.5 million in the 1998 Three Month Period from negative EBITDA of $0.8 million in the 1997 Three Month Period.


                            ACG HOLDINGS, INC.
                         Part II Other Information

Item 1.  (a) Legal Proceedings

         Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit No.           Description
         -----------          ------------
            27.0         Financial Data Schedule

         (b) Reports on Form 8-K

         None filed in the quarter ended June 30, 1998.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                       ACG Holdings, Inc.
                                       American Color Graphics, Inc.



Date     August 13, 1998               By  /s/ Joseph M. Milano
     -----------------------              ----------------------------------
                                          Joseph M. Milano
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Authorized Officer and
                                          Principal Financial Officer)




Date     August 13, 1998               By  /s/ Patrick W. Kellick
     -----------------------              ----------------------------------
                                          Patrick W. Kellick
                                          Senior Vice President --
                                          Corporate Controller
                                          (Chief Accounting Officer)



                               EXHIBIT INDEX


Exhibit No.                Description                         Page
-----------                -----------                         ----

   27.0               Financial Data Schedule                   20