Form 10-Q
period 1998-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1998-11-13
CIK 856710, 856709

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                  to
                                       ------------------  ------------------

         Commission file number 33-97090


                              ACG HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                         62-1395968
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
Yes  X    No
   ----     ----

ACG Holdings, Inc. has 134,812 shares outstanding of its Common Stock, $.01 Par Value, as of November 2, 1998 (all of which are privately owned and not traded on a public market).


                                      INDEX


Part I.     Financial Information                                      Page No.
            ---------------------                                      --------

  Item 1.   Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1998 and March 31, 1998                            3

            Condensed Consolidated Statements of Operations
            for the three months ended September 30, 1998 and 1997           5

            Condensed Consolidated Statements of Operations
            for the  six months ended September 30, 1998 and 1997            6

            Condensed Consolidated Statements of Cash Flows for the
            six months ended September 30, 1998 and 1997                     7

            Notes to Condensed Consolidated Financial Statements             8


  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   12


Part II.    Other Information

  Item 1.   Legal Proceedings                                               21

  Item 6.   Exhibits and Reports on Form 8-K                                21


            Signatures                                                      22

            Exhibit Index                                                   23




                              ACG HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                   (Dollars in thousands, except par values)


                                                    September 30, 1998      March 31, 1998
                                                    ------------------      --------------
                                                        (Unaudited)
Assets
------

Current assets:
   Cash                                             $        0                         0
   Receivables:
      Trade accounts, less allowance for
         doubtful accounts of $2,010 and $2,112 at
         September 30, 1998 and March 31,1998,
         respectively                                   58,190                    63,185
   Other                                                 2,070                     2,605
                                                    ----------                ----------
               Total receivables                        60,260                    65,790

 Inventories                                             9,663                    10,795
 Prepaid expenses and other current assets               3,389                     3,578
                                                    ----------                ----------
               Total current assets                     73,312                    80,163

Property, plant and equipment                          261,481                   256,317
Less accumulated depreciation                         (110,563)                  (96,684)
                                                    ----------                ----------
               Net property, plant and equipment       150,918                   159,633

Excess of cost over net assets acquired, less
   accumulated amortization of $43,332 and
   $42,060 at September 30, 1998 and March
   31, 1998, respectively                               73,284                    74,556

Other assets                                            12,864                    15,606
                                                    ----------                ----------

               Total assets                         $  310,378                   329,958
                                                    ==========                ==========



                                                    September 30, 1998      March 31, 1998
                                                    ------------------      --------------
                                                        (Unaudited)

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Current installments of long-term debt
      and capitalized leases                        $    9,689                     9,131
  Trade accounts payable                                29,047                    27,381
  Accrued expenses                                      23,718                    31,539
  Income taxes                                             773                       502
                                                    ----------                ----------
        Total current liabilities                       63,227                    68,553

Long-term debt and capitalized leases,
  excluding current installments                       300,292                   310,526
Deferred income taxes                                    9,621                     9,443
Other liabilities                                       50,705                    47,521
                                                    ----------                ----------
        Total liabilities                              423,845                   436,043

Stockholders' deficit:

Common stock, voting, $.01 par value,
  5,852,223 shares authorized, 134,812
  shares issued and outstanding                              1                         1

Preferred Stock, $.01 par value, 15,823
   shares authorized, 3,631 shares
   Series AA convertible preferred stock
   issued and outstanding, $40,000,000
   liquidation preference, 1,606 shares
   Series BB convertible preferred stock
   issued and outstanding, $17,500,000
   liquidation preference                                   --                        --

Additional paid-in capital                              58,480                    58,249
Accumulated deficit                                   (169,265)                 (162,250)
Cumulative translation adjustment                       (2,683)                   (2,085)
                                                    ----------                ----------

        Total stockholders' deficit                   (113,467)                 (106,085)
                                                    ----------                ----------
Commitments and contingencies

        Total liabilities and
           stockholders' deficit                    $  310,378                   329,958
                                                    ==========                ==========


    See accompanying notes to condensed consolidated financial statements.



                              ACG HOLDINGS, INC.
                Condensed Consolidated Statements of Operations
                                (In thousands)
                                  (Unaudited)


                                                      Three Months Ended September 30,
                                                      --------------------------------
                                                        1998                     1997
                                                        ----                     ----
Sales                                              $   126,965                  135,609
Cost of sales                                          106,951                  117,746
                                                    ----------                ---------
      Gross profit                                      20,014                   17,863

Selling, general and administrative expenses            10,879                   11,232
Amortization of goodwill                                   636                    2,148
                                                    ----------                ---------
      Operating income                                   8,499                    4,483

Other expense (income):
  Interest expense                                       9,135                   10,091
  Interest income                                          (23)                     (54)
  Other, net                                               513                      147
                                                    ----------                ---------
  Total other expense                                    9,625                   10,184
                                                    ----------                ---------

      Loss from continuing operations
           before income taxes                          (1,126)                  (5,701)
Income tax expense                                        (446)                    (353)
                                                    ----------                ---------
      Loss from continuing operations                   (1,572)                  (6,054)

Discontinued operations:

  Estimated loss on shut down, net of tax                   --                     (350)
                                                    ----------                ---------

      Net loss                                    $     (1,572)                  (6,404)
                                                    ==========                =========



                                                       Six Months Ended September 30,
                                                      --------------------------------
                                                        1998                     1997
                                                        ----                     ----
Sales                                              $   254,778                  261,737
Cost of sales                                          216,202                  226,846
                                                    ----------                ---------
      Gross profit                                      38,576                   34,891

Selling, general and administrative expenses            19,896                   21,138
Amortization of goodwill                                 1,272                    4,244
                                                    ----------                ---------
      Operating income                                  17,408                    9,509

Other expense (income):
  Interest expense                                      18,552                   19,347
  Interest income                                          (46)                     (86)
  Other, net                                               576                      362
                                                    ----------                ---------
  Total other expense                                   19,082                   19,623
                                                    ----------                ---------

      Loss from continuing operations
          before income taxes and
          extraordinary item                            (1,674)                 (10,114)

Income tax expense                                      (1,321)                    (890)
                                                    ----------                ---------
      Loss from continuing operations before
          extraordinary item                            (2,995)                 (11,004)

Discontinued operations:
  Estimated loss on shut down, net of tax                   --                     (350)
                                                    ----------                ---------
      Loss before extraordinary item                    (2,995)                 (11,354)

Extraordinary loss on early extinguishment
  of debt, net of tax                                   (4,020)                      --
                                                    ----------                ---------

      Net loss                                      $   (7,015)                 (11,354)
                                                    ==========                =========

    See accompanying notes to condensed consolidated financial statements.



                              ACG HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                        Six Months Ended
                                                                           September 30,
                                                                   --------------------------
                                                                     1998            1997
                                                                     ----            ----
Cash flows provided (used) by operating activities:

  Net loss                                                         $   (7,015)        (11,354)

  Adjustments to reconcile net loss to cash provided
  (used) by operating activities:

  Depreciation                                                         14,622          13,614

  Amortization of goodwill and other assets                             1,928           4,852

  Amortization of deferred financing costs                                740           1,065

  Extraordinary non-cash charges from early retirement
  of debt, net                                                          4,020              --

  Decrease (increase) in working capital and other                      4,319         (11,106)
                                                                   ----------      ----------

     Net cash provided (used) by operating activities                  18,614          (2,929)

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                           (4,623)         (6,239)

  Proceeds from sales of property, plant and equipment                    789             156

  Other                                                                    68            (308)
                                                                   ----------      ----------

       Net cash used by investing activities                           (3,766)         (6,391)

Cash flows provided (used) by financing activities:

  Repayment of long-term debt, including current maturities           (62,578)         (5,744)

  Proceeds from Term Loan Facilities                                   75,000          25,000

  Net decrease in revolver borrowings                                 (21,257)         (4,949)

  Repayment of capital lease obligations                               (3,455)         (3,193)

  Payment of deferred financing costs                                  (2,502)         (2,435)

  Other, net                                                              (81)            641
                                                                   ----------      ----------

  Net cash (used) provided by financing activities                    (14,873)          9,320

  Effect of exchange rates on cash and cash equivalents                    25              --
                                                                   ----------      ----------

Net change in cash                                                         --             --

Cash:

  Beginning of period                                                      --              --
                                                                   ----------      ----------

  End of period                                                    $       --              --
                                                                   ==========      ==========

Noncash investing activity:

  Equipment purchases under capital leases                         $    2,663           5,376
                                                                   ==========      ==========

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

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at September 30, 1998, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business sectors of the commercial printing industry in which the Company operates are (i) printing and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998 and the Company's Post-Effective Amendment No. 4 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Refinancing Transaction

On May 8, 1998, the Company completed a refinancing transaction (the "1998 Refinancing") which included the following: (1) the Company entered into a $145 million credit facility with Bankers Trust Company, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation and a syndicate of lenders (the "Bank Credit Agreement") providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the Company's previous credit agreement with BT Commercial Corporation, as amended (the "Old Bank Credit Agreement") (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the $25 million term loan facility which included a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which was to mature on March 31, 2001 (the "Old Term Loan Facility") (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the 1998 Refinancing. In addition, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.0 million, net of taxes associated with the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

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

3.   Inventories

The components of inventories are as follows (in thousands):


                                 September 30, 1998         March 31, 1998
                                 ------------------         --------------

  Paper                          $      7,618                    9,161

  Ink                                     300                      227

  Supplies and other                    1,745                    1,407
                                       ------                    -----

        Total Inventories        $      9,663                   10,795
                                       ======                   ======


4.   Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net loss or Stockholders' deficit. Total comprehensive loss for the three and six months ended September 30, 1998 and 1997 are as follows (in thousands):


                                  Three Months Ended September 30,          Six Months Ended September 30,
                                  --------------------------------         -------------------------------
                                     1998                  1997              1998                  1997
                                     ----                  ----              ----                  ----
Net loss                          $   (1,572)             (6,404)          (7,015) (a)          (11,354)

  Foreign currency translation
  adjustment                            (307)                (63)            (598)                 (107)
                                  ----------              ------           ------               -------
 Total comprehensive loss         $   (1,879)             (6,467)          (7,613)              (11,461)
                                  ==========              ======           ======               =======


 (a) Includes $4.0 million extraordinary loss related to early extinguishment of debt associated with the 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements).

5.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at September 30, 1998, excluding bonuses, was approximately $4.1 million.


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


In the quarter ending December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts which are being recognized as the purchase commitments are achieved. The amount deferred at September 30, 1998 is $23.1 million and is included within Other liabilities in the Condensed Consolidated Balance Sheets.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheets at March 31, 1998 and September 30, 1998. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several other legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.



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


The following table summarizes the Company's results of operations for the three months ended September 30, 1998 (the "1998 Three Month Period"), the three months ended September 30, 1997 (the "1997 Three Month Period"), the six months ended September 30, 1998 (the "1998 Six Month Period") and the six months ended September 30, 1997 (the "1997 Six Month Period"):


                                Three Months Ended September 30,                  Six Months Ended September 30,
                               ------------------------------------             -----------------------------------
                                    1998                 1997                       1998                 1997
                                    ----                 ----                       ----                 ----
                                                              (dollars in thousands)
Sales:
  Printing                 $         103,641              114,291                   210,088             220,895
  American Color                      23,324               21,318                    44,690              40,842
                                    --------             --------                 ---------            --------
     Total                 $         126,965              135,609                   254,778             261,737

Gross Profit:
  Printing                 $          15,160               12,617                    28,548              24,777
  American Color                       4,843                5,248                    10,019              10,117
  Other                                   11                   (2)                        9                  (3)
                                    --------             --------                 ---------            --------
     Total                 $          20,014               17,863                    38,576              34,891

Gross Margin:
  Printing                             14.6%                11.0%                     13.6%               11.2%
  American Color                       20.8%                24.6%                     22.4%               24.8%
     Total                             15.8%                13.2%                     15.1%               13.3%

Operating Income (Loss):
  Printing                 $           9,647                6,944                    18,575              13,855
  American Color                         414                  668                     1,554               1,664
  Other (a)                           (1,562)              (3,129)                   (2,721)             (6,010)
                                    --------             --------                 ---------            --------
     Total                 $           8,499                4,483                    17,408               9,509


(a) Consists primarily of corporate general and administrative expenses, and amortization expense.


Printing

Sales. Printing sales decreased $10.8 million to $210.1 million in the 1998 Six Month Period from $220.9 million in the 1997 Six Month Period. Printing production volume increased approximately 6.5% in the 1998 Six Month Period. This increase was offset by an increase in sales to customers that supply their own paper and certain changes in customer and product mix.

Printing sales decreased $10.7 million to $103.6 million in the 1998 Three Month Period from $114.3 million in the 1997 Three Month Period. Printing production volume increased approximately 4% in the 1998 Three Month Period. This increase was offset by an increase in sales to customers that supply their own paper and certain changes in customer and product mix.

Gross Profit. Printing gross profit increased $3.7 million to $28.5 million in the 1998 Six Month Period from $24.8 million in the 1997 Six Month Period. Printing gross margin increased to 13.6% in the 1998 Six Month Period from 11.2% in the 1997 Six Month Period. The increase in gross profit includes reduced manufacturing costs and increased production volume offset in part by certain changes in customer and product mix. The increase in gross margin includes the above mentioned factors and an increase in sales to customers that supply their own paper.

Printing gross profit increased $2.6 million to $15.2 million in the 1998 Three Month Period from $12.6 million in the 1997 Three Month Period. Printing gross margin increased to 14.6% in the 1998 Three Month Period from 11.0% in the 1997 Three Month Period. The increase in gross profit includes reduced manufacturing costs and increased production volume offset in part by certain changes in customer and product mix. The increase in gross margin includes the above mentioned factors and an increase in sales to customers that supply their own paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses decreased $0.9 million to $10.0 million, or 4.8% of printing sales, in the 1998 Six Month Period compared to $10.9 million, or 4.9% of printing sales, in the 1997 Six Month Period. This decrease includes the impact of certain general and administrative cost saving initiatives.

Printing selling, general and administrative expenses decreased $0.2 million to $5.5 million, or 5.3% of printing sales, in the 1998 Three Month Period from $5.7 million, or 5.0% of printing sales, in the 1997 Three Month Period.

Operating Income. As a result of the factors discussed above, operating income from the printing business increased by 34.1% to $18.6 million in the 1998 Six Month Period from $13.9 million in the 1997 Six Month Period and increased by 38.9% to $9.6 million in the 1998 Three Month Period from $6.9 million in the 1997 Three Month Period.

American Color

Sales. American Color's sales increased $3.9 million to $44.7 million in the 1998 Six Month Period from $40.8 million in the 1997 Six Month Period. The increase in the 1998 Six Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's expansion of facilities management, packaging prepress and consulting services. American Color's sales increased $2.0 million to $23.3 million in the 1998 Three Month Period from $21.3 million in the 1997 Three Month Period. The increase in the 1998 Three Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's expansion of facilities management, packaging prepress and consulting services.

Gross Profit. American Color's gross profit remained relatively unchanged at $10.0 million in the 1998 Six Month Period compared to $10.1 million in the 1997 Six Month Period. Gross profit for the 1998 Six Month Period includes the above noted increase in volume offset by (1) increased costs associated with new operations servicing the packaging prepress industry, (2) increased manufacturing costs related to digital visual effects work and (3) $0.9 million of non recurring costs, incurred in the 1998 Six Month Period, associated with the consolidation of certain production facilities. American Color's gross margin decreased to 22.4% in the 1998 Six Month Period from 24.8% in the 1997 Six Month Period. This decrease in gross margin results primarily from the $0.9 million of non recurring facility consolidation costs.

American Color's gross profit decreased $0.4 million to $4.8 million in the 1998 Three Month Period from $5.2 million in the 1997 Three Month Period. This decrease is primarily the result of the following: (1) increased costs associated with new operations servicing the packaging prepress industry, (2) increased manufacturing costs related to digital visual effects work and (3) $0.9 million of non recurring costs associated with the consolidation of certain production facilities. These increases in costs were partially offset by increased volume in the 1998 Three Month Period. American Color's gross margin decreased to 20.8% in the 1998 Three Month Period from 24.6% in the 1997 Three Month Period. This decrease in gross margin results primarily from the $0.9 million of non recurring facility consolidation costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses remained unchanged at $8.5 million, or 18.9% of American Color's sales in the 1998 Six Month Period and $8.5 million, or 20.7% of American Color's sales in the 1997 Six Month Period. The 1998 Six Month Period includes increased sales and marketing expenses, including the costs associated with the new packaging prepress sales group. The 1997 Six Month Period includes relocation costs associated with moving American Color's corporate office from Phoenix to Nashville.

American Color's selling, general and administrative expenses decreased $0.2 million to $4.4 million, or 19.0% of American Color's sales in the 1998 Three Month Period from $4.6 million, or 21.5% of American Color's sales in the 1997 Three Month Period. This decrease is due in large part to non recurring relocation costs in the 1997 Three Month Period associated with moving American Color's corporate office from Phoenix to Nashville, partially offset by increased selling expenses in the 1998 Three Month Period as a result of expanding the sales force and increased costs associated with the new packaging prepress sales group.

Operating Income. Excluding the $0.9 million of non recurring facility consolidation costs incurred during the 1998 Three and Six Month Periods and the $0.7 million of non-recurring relocation costs incurred during the 1997 Three and Six Month Periods, operating income at American Color increased to $2.5 million in the 1998 Six Month Period from $2.4 million in the 1997 Six Month Period and operating income decreased to $1.3 million in the 1998 Three Month Period from $1.4 million in the 1997 Three Month Period.

Other Operations

Other operations primarily include corporate, general and administrative and other expenses and amortization expense. Amortization expense from other operations, which primarily includes goodwill amortization, was $1.3 million, $4.3 million, $0.6 million and $2.2 million in the 1998 Six Month Period, the 1997 Six Month Period, the 1998 Three Month Period and the 1997 Three Month Period, respectively.

Operating losses from other operations decreased to a loss of $2.7 million in the 1998 Six Month Period from a loss of $6.0 million in the 1997 Six Month Period. Operating losses from other operations decreased to a loss of $1.6 million in the 1998 Three Month Period from a loss of $3.1 million in the 1997 Three Month Period. These decreases are primarily attributable to reduced goodwill amortization expense. The reduction in goodwill amortization expense is attributable to full amortization of the original 1993 acquisition goodwill related to American Color as of March 31, 1998.

Interest Expense

Interest expense decreased 4.1% to $18.6 million in the 1998 Six Month Period from $19.3 million in the 1997 Six Month Period and interest expense decreased 9.5% to $9.1 million in the 1998 Three Month Period from $10.1 million in the 1997 Three Month Period. These decreases include the impact of both lower levels of indebtedness and reduced borrowing costs associated with the Company's 1998 Refinancing.

Other, Net

Other, net increased to expense of $0.6 million in the 1998 Six Month Period from expense of $0.4 million in the 1997 Six Month Period. Other, net increased to expense of $0.5 million in the 1998 Three Month Period from expense of $0.1 million in the 1997 Three Month Period.

Income Tax Expense

Income tax expense increased to $1.3 million in the 1998 Six Month Period from $0.9 million in the 1997 Six Month Period and approximated $0.4 million in both the 1998 Three Month Period and 1997 Three Month Period. The increase in the 1998 Six Month Period is primarily due to larger amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance.

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

Net Loss

As a result of the factors discussed above, including the $4.0 million extraordinary loss related to the early extinguishment of debt in the 1998 Six Month Period, the Company's net loss decreased to $7.0 million in the 1998 Six Month Period from $11.4 million in the 1997 Six Month Period, and decreased to $1.6 million in the 1998 Three Month Period from $6.4 million in the 1997 Three Month Period.

Liquidity and Capital Resources

On May 8, 1998, the Company refinanced all of its existing bank indebtedness in the 1998 Refinancing (see note 2 to the Company's unaudited condensed consolidated financial statements). The primary objectives of the 1998 Refinancing were to gain greater financial and operating flexibility, to reduce the Company's overall cost of capital and to provide greater opportunity for internal growth and growth through acquisitions.

The 1998 Refinancing included the following (1) the Company entered into a $145 million credit facility providing for (a) a $70 million Revolving Credit Facility which matures on March 31, 2004, and is not subject to a borrowing base limitation, (b) a $25 million amortizing A Term Loan Facility which matures on March 31, 2004 and (c) a $50 million amortizing B Term Loan Facility which matures on March 31, 2005; (2) the repayment of all $57.0 million of indebtedness outstanding under the Old Bank Credit Agreement (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the Old Term Loan Facility (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the refinancing transaction.

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability and includes a $40 million letter of credit sub-limit. At October 31, 1998, the Company had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $24 million and, therefore, additional borrowing availability of approximately $46 million.

At September 30, 1998, $24.9 million of the A Term Loan Facility and $49.6 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of the fiscal year ending March 31, 1999 ("Fiscal Year 1999") are $0 and $0.2 million, respectively. In addition, it is anticipated that repayments of capital lease obligations and other senior indebtedness during the remainder of Fiscal Year 1999 will approximate $3.7 million and $1.1 million, respectively.

During the 1998 Six Month Period, net cash provided by operating activities of $18.6 million (see Condensed Consolidated Statements of Cash Flows), proceeds from sales of property, plant and equipment of $0.8 million and proceeds from the 1998 Refinancing of $84.8 million ($75 million from the A Term Loan and B Term Loan facilities and $9.8 million of initial net borrowings under the Revolving Credit Facility) were used to (1) repay $84.2 million of indebtedness outstanding under the Old Bank Credit Agreement and Old Term Loan Facility (including related transaction fees), (2) fund scheduled principal repayments of indebtedness and financing costs of $5.3 million (including capital lease obligations), (3) fund cash capital expenditures of $4.6 million, and (4) further reduce outstanding revolver borrowings by $10.1 million. The Company plans to continue its program of upgrading its printing and prepress equipment and currently anticipates that full year Fiscal Year 1999 cash capital expenditures will approximate $10 million and equipment acquired under capital leases will approximate $6 million.

At September 30, 1998, the Company had total indebtedness outstanding of $310.0 million, including capital lease obligations as compared to $329.5 million at September 30, 1997. Of the total indebtedness outstanding at September 30, 1998, $82.5 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 7.97%. Indebtedness under the Bank Credit Agreement bears interest at floating rates, causing the Company to be sensitive to prevailing market interest rates. At September 30, 1998, the Company had indebtedness other than obligations under the Bank Credit Agreement of $227.5 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.


EBITDA
                                  Three Months Ended                           Six Months Ended
                                     September 30,                               September 30,
                          ---------------------------------             ------------------------------
                            1998                 1997                       1998           1997
                            ----                 ----                       ----           ----
                                                     (dollars in thousands)
EBITDA:
  Printing            $       15,274               12,400                    29,769        24,673
  American Color               2,705                2,437                     5,868         5,016
  Other  (a)                    (914)               (955)                    (1,432)       (1,714)
                             -------              -------                   -------       -------
     Total            $       17,065               13,882                    34,205        27,975

EBITDA Margin:
  Printing                    14.7%                 10.8%                     14.2%          11.2%
  American Color              11.6%                 11.4%                     13.1%          12.3%
     Total                    13.4%                 10.2%                     13.4%          10.7%

(a)   Consists primarily of corporate general and administrative expenses.


EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other income (expense), discontinued operations and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Notes and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.


Printing. As a result of the reasons previously described under "Printing" (excluding changes in depreciation and amortization expense), Printing EBITDA increased to $29.8 million in the 1998 Six Month Period from $24.7 million in the 1997 Six Month Period, representing an increase of $5.1 million or 20.7%, and the Printing EBITDA Margin increased to 14.2% in the 1998 Six Month Period from 11.2% in the 1997 Six Month Period. Printing EBITDA increased to $15.3 million in the 1998 Three Month Period from $12.4 million in the 1997 Three Month Period, representing an increase of $2.9 million or 23.2%, and the Printing EBITDA Margin increased to 14.7% in the 1998 Three Month Period from 10.8% in the 1997 Three Month Period.

American Color. As a result of the reasons previously described under "American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA increased to $5.9 million in the 1998 Six Month Period from $5.0 million in the 1997 Six Month Period, representing an increase of $0.9 million or 17.0%, and the American Color EBITDA Margin increased to 13.1% in the 1998 Six Month Period from 12.3% in the 1997 Six Month Period. American Color's EBITDA increased to $2.7 million in the 1998 Three Month Period from $2.4 million in the 1997 Three Month Period, representing an increase of $0.3 million or 11.0%. American Color EBITDA Margin increased to 11.6% in the 1998 Three Month Period from 11.4% in the 1997 Three Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA decreased to $1.4 million in the 1998 Six Month Period from negative EBITDA of $1.7 million in the 1997 Six Month Period. Other Operations negative EBITDA decreased to negative EBITDA of $0.9 million in the 1998 Three Month Period from negative EBITDA of $1.0 million in the 1997 Three Month Period.

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in a system failure or miscalculations causing disruptions of operations. In the spring of 1997 the Company initiated its review of the Company's Year 2000 information and manufacturing systems compliance ("Y2K Project"). The Company's Y2K Project includes four phases: assessment, remediation, testing, and implementation. Over the past year the Company has made significant progress in each of these areas and believes it will complete the Y2K Project by September of 1999.

Information Technology Systems. To date, the Company has fully completed its assessment of all information technology systems that could be significantly affected by the Year 2000. The Company has completed 80% of the remediation phase of its information technology systems and expects to complete software reprogramming and replacement no later than April of 1999. To date, the Company has completed 60% of its testing and has implemented 20% of its remediated systems. Completion of the testing phase for all significant systems is expected by May of 1999, with all remediated systems anticipated to be fully tested by June of 1999, with 100% implementation targeted for September of 1999.

Production and Manufacturing Systems. The Company's strategy includes an on-going program that focuses on the need to upgrade and maintain its production and manufacturing systems. As such, the Company believes its production and manufacturing systems to be reasonably current and does not anticipate significant Year 2000 issues in this area. The Company is 70% complete with the assessment phase in this area and 40% complete in the remediation phase of its operating equipment. To date, the required remediation has been minimal and costs associated with such remediation have been de minimus. The Company does not expect full remediation of its operating equipment to be costly or extensive. The Company is 20% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment in most cases will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be 100% completed by June 30, 1999.

The Company is in the process of gathering information about the Year 2000 compliance of its significant suppliers and subcontractors (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. In addition, as a printer and graphics prepress supplier, the Company's products and services are not generally impacted by the Year 2000 issue.

The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment necessary for Year 2000 compliance. The total cost of the Y2K Project is estimated at $3.5 million and is being funded through operating cash flows and the Company's Revolving Credit Facility. To date, the Company has incurred approximately $1 million, relating to all phases of the Y2K Project. Of the remaining project costs, approximately $2 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.5 million relates to repair of hardware and software and will be expensed as incurred.

Management of the Company believes it has an effective project in place to resolve the Year 2000 compliance issue in a timely manner and is monitoring the progress of its Y2K Project closely. Moreover, the Company is not presently aware of any reasonably likely worst case Year 2000 scenarios which could materially impact its financial statements. As noted above, the Company has not yet completed all necessary phases of the Y2K Project. The Company plans to evaluate the status of completion of all phases of the Y2K Project in June of 1999 and determine if and when contingency plans are necessary.


                              ACG HOLDINGS, INC.
                           Part II Other Information

Item 1.   (a) Legal Proceedings

          Reference is made to Item 3 (Legal Proceedings) disclosure in the Company's Form 10-K filed for the fiscal year ended March 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.  Description
              -----------  -----------
              12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges
              27.0         Financial Data Schedule

         (b)  Reports on Form 8-K

               None filed in the quarter ended September 30, 1998.



                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                                  ACG Holdings, Inc.
                                                  American Color Graphics, Inc.

Date November 13, 1998                            By /s/ Joseph M. Milano
     ----------------------                          --------------------------
                                                  Joseph M. Milano
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Authorized Officer and
                                                  Principal Financial Officer)




Date November 13, 1998                            By /s/ Patrick W. Kellick
     ----------------------                          --------------------------
                                                  Patrick W. Kellick
                                                  Senior  Vice  President -
                                                     Corporate Controller
                                                  (Chief Accounting Officer)



                                 EXHIBIT INDEX


Exhibit No.       Description                                             Page
-----------       -----------                                             ----

12.1              Statement Re: Computation of Ratio of
                  Earnings to Fixed Charges                                 24

27.0              Financial Data Schedule                                   25