Form 10-Q
period 1998-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1999-02-11
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1998
                                           or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________________  to _______________

         Commission file number 33-97090




                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                            62-1395968
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)

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
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                         identification number)

                               100 Winners Circle
                           Brentwood, Tennessee 37027
                                 (615) 377-0377

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

ACG Holdings, Inc. has 134,812 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 1999 (all of which are privately owned and not traded on a public market).

                                      INDEX


Part I.     Financial Information                                      Page No.
            ---------------------                                      --------


 Item 1.    Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 1998 and March 31, 1998                          3

            Condensed Consolidated Statements of Operations for the
            three months ended December 31, 1998 and 1997                 5

            Condensed Consolidated Statements of Operations for the
            nine months ended December 31, 1998 and 1997                  6

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended December 31, 1998 and 1997                  7

            Notes to Condensed Consolidated Financial Statements          8

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                12


Part II.    Other Information
            -----------------

 Item 1.    Legal Proceedings                                            21

 Item 6.    Exhibits and Reports on Form 8-K                             21


            Signatures                                                   22

            Exhibit Index                                                23

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                  December 31, 1998     March 31, 1998
                                                  -----------------     --------------
                                                     (Unaudited)
Assets

Current assets:
   Cash                                              $       0                    0
   Receivables:
      Trade accounts, less allowance for
          doubtful accounts of $2,885
          and $2,112 at December 31, 1998
          and March 31, 1998, respectively              60,614               63,185
Other                                                    2,706                2,605
                                                     ---------              -------
               Total receivables                        63,320               65,790


Inventories                                              9,889               10,795
Prepaid expenses and other current assets                2,639                3,578
                                                     ---------              -------
               Total current assets                     75,848               80,163

Property, plant and equipment                          263,091              256,317
Less accumulated depreciation                         (116,580)             (96,684)
                                                     ---------              -------
               Net property, plant and equipment       146,511              159,633

Excess of cost over net assets acquired, less
 accumulated amortization of $43,968
 and $42,060 at December 31, 1998 and March
 31, 1998, respectively                                 72,648               74,556

Other assets                                            11,950               15,606
                                                     ---------              -------

                Total assets                         $ 306,957              329,958
                                                     =========              =======



    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                             December 31, 1998    March 31, 1998
                                                             -----------------    --------------
                                                                (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                                       $   9,998               9,131
  Trade accounts payable                                        26,384              27,381
  Accrued expenses                                              29,570              31,539
  Income taxes                                                   1,354                 502
                                                             ---------            --------
        Total current liabilities                               67,306              68,553

Long-term debt and capitalized leases, excluding
  current installments                                         290,925             310,526
Deferred income taxes                                            9,768               9,443
Other liabilities                                               49,035              47,521
                                                             ---------            --------
        Total liabilities                                      417,034             436,043

Stockholders' deficit:

Common stock, voting, $.01 par value, 5,852,223
  shares authorized, 134,812 shares issued and
  outstanding                                                        1                   1

Preferred Stock, $.01 par value, 15,823 shares
   authorized, 3,631 shares Series AA convertible
   preferred stock issued and outstanding,
   $40,000,000 liquidation preference, 1,606
   shares Series BB convertible preferred
   stock issued and outstanding,
   $17,500,000 liquidation preference                               --                  --


Additional paid-in capital                                      58,480              58,249
Accumulated deficit                                           (165,708)           (162,250)
Cumulative translation adjustment                               (2,850)             (2,085)
                                                             ---------            --------

        Total stockholders' deficit                           (110,077)           (106,085)
                                                             ---------            --------
Commitments and contingencies

        Total liabilities and stockholders' deficit          $ 306,957             329,958
                                                             =========            ========



    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                 Three Months Ended December 31,
                                                      1998            1997
                                                      ----            ----

Sales                                               $ 144,296        145,748
Cost of sales                                         118,296        125,378
                                                    ---------      ---------
      Gross profit                                     26,000         20,370
Selling, general and administrative expenses           11,930         10,498
Amortization of goodwill                                  636          2,147
                                                    ---------      ---------
      Operating income                                 13,434          7,725
Other expense (income):
  Interest expense                                      8,960          9,811
  Interest income                                         (60)           (25)
  Other, net                                              232            185
                                                    ---------      ---------
  Total other expense                                   9,132          9,971
                                                    ---------      ---------
      Income (loss) from continuing operations
           before income taxes                          4,302         (2,246)
Income tax expense                                       (745)           (39)
                                                    ---------      ---------
      Net income (loss)                             $   3,557         (2,285)
                                                    =========      =========






    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                                 Nine Months Ended December 31,
                                                                     1998            1997
                                                                     ----            ----

Sales                                                             $ 399,074           407,485
Cost of sales                                                       334,498           352,224
                                                                  ---------         ---------
      Gross profit                                                   64,576            55,261
Selling, general and administrative expenses                         31,826            31,636
Amortization of goodwill                                              1,908             6,391
                                                                  ---------         ---------
      Operating income                                               30,842            17,234
Other expense (income):
  Interest expense                                                   27,512            29,158
  Interest income                                                      (106)             (111)
  Other, net                                                            808               547
                                                                  ---------         ---------
  Total other expense                                                28,214            29,594
                                                                  ---------         ---------
      Income (loss) from continuing operations
          before income taxes and extraordinary item                  2,628           (12,360)
Income tax expense                                                   (2,066)             (929)
                                                                  ---------         ---------
      Income (loss) from continuing operations before
          extraordinary item                                            562           (13,289)

Discontinued operations:
  Estimated loss on shut down, net of tax                              --                (350)
                                                                  ---------         ---------
      Income (loss) before extraordinary item                           562           (13,639)

Extraordinary loss on early extinguishment of debt,
  net of tax                                                         (4,020)             --
                                                                  ---------         ---------

      Net loss                                                    $  (3,458)          (13,639)
                                                                  =========         =========


    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               December  31,
                                                                            ------------------
                                                                            1998          1997
                                                                            ----          ----
Cash flows provided (used) by operating activities:

  Net loss                                                              $ (3,458)      (13,639)

  Adjustments to reconcile net loss to cash provided by operating activities:

  Depreciation                                                            22,088        20,780

  Amortization of goodwill and other assets                                2,981         7,481

  Amortization of deferred financing costs                                 1,076         1,681

  Extraordinary non-cash charges from early retirement of debt, net        4,020          --

  Decrease in working capital and other                                    4,575         1,639
                                                                        --------      --------

     Net cash provided by operating activities                            31,282        17,942

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                              (6,682)       (8,825)

  Proceeds from sales of property, plant and equipment                       765           225

  Other                                                                       75          (209)
                                                                        --------      --------

       Net cash used by investing activities                              (5,842)       (8,809)

Cash flows provided (used) by financing activities:

  Repayment of long-term debt, including current maturities              (63,402)       (9,337)

  Proceeds from Term Loan Facilities                                      75,000        25,000

  Net decrease in revolver borrowings                                    (29,257)      (18,248)

  Repayment of capital lease obligations                                  (5,152)       (4,555)

  Payment of deferred financing costs                                     (2,548)       (2,513)

  Other, net                                                                 (84)          539
                                                                        --------      --------

  Net cash used by financing activities                                  (25,443)       (9,114)

  Effect of exchange rates on cash and cash equivalents                        3           (19)
                                                                        --------      --------

Net change in cash                                                          --            --

Cash:

  Beginning of period                                                       --            --
                                                                        --------      --------

  End of period                                                         $   --            --
                                                                        ========      ========

Noncash investing activity:

  Equipment purchases under capital leases                              $  4,121        12,366
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

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at December 31, 1998, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business sectors of the commercial printing industry in which the Company operates are (i) printing and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998 and the Company's Post-Effective Amendment No. 4 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

3.   Inventories

The components of inventories are as follows (in thousands):

                                       December 31, 1998        March 31, 1998
                                       -----------------        --------------

     Paper                                 $ 8,140                   9,161

     Ink                                       232                     227

     Supplies and other                      1,517                   1,407
                                           -------                   -----

           Total Inventories               $ 9,889                  10,795
                                           =======                  ======

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net income (loss) or Stockholders' deficit. Total comprehensive income (loss) for the three and nine months ended December 31, 1998 and 1997 are as follows (in thousands):


                                     Three Months Ended December 31,      Nine Months Ended December 31,
                                     -------------------------------      ------------------------------
                                         1998              1997                 1998          1997
                                         ----              ----                 ----          ----
Net income (loss)                       $ 3,557           (2,285)            (3,458)(a)      (13,639)
  Foreign currency translation
  Adjustment                               (167)            (262)              (765)            (369)
                                        -------          -------            -------          -------
Total comprehensive income (loss)       $ 3,390           (2,547)            (4,223)         (14,008)
                                        =======          =======            =======          =======

   (a) Includes $4.0 million extraordinary loss related to early extinguishment of debt associated with the 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements).

5.  Commitments and Contingencies

The Company has employment agreements with one of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1998, excluding bonuses, was approximately $3.4 million.

On December 21, 1989, Graphics sold to CPS Corp. ("CPS") its ink manufacturing operations and facilities. Graphics remains contingently liable under $1.5 million of industrial revenue bonds assumed by CPS. CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

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

In the quarter ending December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 1998 is $22.5 million and is included within Other liabilities in the Condensed Consolidated Balance Sheets.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheets at March 31, 1998 and December 31, 1998. The Company believes this amount is adequate to cover such liability.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectation as to when it will complete the remediation and testing phases of its Year 2000 program as well as any Year 2000 contingency plans, its estimated cost of achieving Year 2000 readiness and the Company's belief that its internal systems and equipment will be Year 2000 compliant in a timely manner. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of the Company, including, but not limited to, fluctuations in the cost of paper and other raw materials used by the Company, changes in the advertising and printing markets, actions by the Company's competitors, particularly with respect to pricing, the financial condition of the Company's customers, the financial condition and liquidity of the Company, the general condition of the United States economy, demand for the Company's products and services, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code, the ability to replace embedded computer chips in systems or equipment affected by Year 2000 issues, the actions of government agencies or other third parties with respect to Year 2000 issues and the matters set forth in this Report generally. Consequently, such forward-looking statements should be regarded solely as the Company's current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes the Company's results of operations for the three months ended December 31, 1998 (the "1998 Three Month Period"), the three months ended December 31, 1997 (the "1997 Three Month Period"), the nine months ended December 31, 1998 (the "1998 Nine Month Period") and the nine months ended December 31, 1997 (the "1997 Nine Month Period"):


                              Three Months Ended December 31,      Nine Months Ended December 31,
                              -------------------------------      -----------------------------

                                 1998                 1997                1998             1997
                                 ----                 ----                ----             ----

                                                        (dollars in thousands)
Sales:
  Printing                      $ 120,499            122,547            330,587            343,442
  American Color                   23,797             23,201             68,487             64,043
                                ---------          ---------          ---------          ---------
     Total                      $ 144,296            145,748            399,074            407,485

Gross Profit:
  Printing                      $  19,967             14,950             48,515             39,727
  American Color                    6,029              5,421             16,048             15,538
  Other                                 4                 (1)                13                 (4)
                                ---------          ---------          ---------          ---------
     Total                      $  26,000             20,370             64,576             55,261

Gross Margin:
  Printing                           16.6%              12.2%              14.7%              11.6%
  American Color                     25.3%              23.4%              23.4%              24.3%
     Total                           18.0%              14.0%              16.2%              13.6%

Operating Income (Loss):
  Printing                      $  13,762              9,562             32,337             23,417
  American Color                    1,310              1,300              2,864              2,964
  Other (a)                        (1,638)            (3,137)            (4,359)            (9,147)
                                ---------          ---------          ---------          ---------
     Total                      $  13,434              7,725             30,842             17,234


(a) Consists primarily of corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing

Sales. Printing sales decreased $12.8 million to $330.6 million in the 1998 Nine Month Period from $343.4 million in the 1997 Nine Month Period. Printing production volume increased approximately 5% in the 1998 Nine Month Period. This increase was offset by an increase in sales to customers that supply their own paper.

Printing sales decreased $2.0 million to $120.5 million in the 1998 Three Month Period from $122.5 million in the 1997 Three Month Period. The 1998 Three Month Period included an increase in printing production volume of approximately 4% and certain favorable changes in customer and product mix. These increases were offset by an increase in sales to customers that supply their own paper.

Gross Profit. Printing gross profit increased $8.8 million to $48.5 million in the 1998 Nine Month Period from $39.7 million in the 1997 Nine Month Period. Printing gross margin increased to 14.7% in the 1998 Nine Month Period from 11.6% in the 1997 Nine Month Period. The increase in gross profit is primarily the result of reduced manufacturing costs and increased production volume. The increase in gross margin includes the above mentioned factors and an increase in sales to customers that supply their own paper.

Printing gross profit increased $5.1 million to $20.0 million in the 1998 Three Month Period from $14.9 million in the 1997 Three Month Period. Printing gross margin increased to 16.6% in the 1998 Three Month Period from 12.2% in the 1997 Three Month Period. The increase in gross profit is primarily the result of reduced manufacturing costs, increased production volume and favorable changes in customer and product mix. The increase in gross margin includes the above mentioned factors and an increase in sales to customers that supply their own paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses decreased $0.1 million to $16.2 million, or 4.9% of printing sales, in the 1998 Nine Month Period compared to $16.3 million, or 4.7% of printing sales, in the 1997 Nine Month Period.

Printing selling, general and administrative expenses increased $0.8 million to $6.2 million, or 5.2% of printing sales, in the 1998 Three Month Period from $5.4 million, or 4.4% of printing sales, in the 1997 Three Month Period. This change primarily results from increases in certain selling expenses during the 1998 Three Month Period.

Operating Income. As a result of the factors discussed above, operating income from the printing business increased by 38.1% to $32.3 million in the 1998 Nine Month Period from $23.4 million in the 1997 Nine Month Period and increased by 43.9% to $13.8 million in the 1998 Three Month Period from $9.6 million in the 1997 Three Month Period.

American Color

Sales. American Color's sales increased $4.5 million to $68.5 million in the 1998 Nine Month Period from $64.0 million in the 1997 Nine Month Period. The increase in the 1998 Nine Month Period was primarily the result of higher digital imaging and prepress production volume due to American Color's expansion of facilities management, packaging prepress and consulting services.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color's sales increased $0.6 million to $23.8 million in the 1998 Three Month Period from $23.2 million in the 1997 Three Month Period. The increase in the 1998 Three Month Period was primarily the result of increased digital visual effects work.

Gross Profit. American Color's gross profit increased $0.5 million to $16.0 million in the 1998 Nine Month Period from $15.5 million in the 1997 Nine Month Period. Gross profit for the 1998 Nine Month Period includes the above noted increase in volume offset in part by (1) increased costs associated with new operations servicing the packaging prepress industry, (2) increased manufacturing costs related to digital visual effects work and (3) $0.9 million of non recurring costs, incurred in the 1998 Nine Month Period, associated with the consolidation of certain production facilities. American Color's gross margin decreased to 23.4% in the 1998 Nine Month Period from 24.3% in the 1997 Nine Month Period. This decrease in gross margin results primarily from the $0.9 million of non recurring facility consolidation costs.

American Color's gross profit increased $0.6 million to $6.0 million in the 1998 Three Month Period from $5.4 million in the 1997 Three Month Period. American Color's gross margin increased to 25.3% in the 1998 Three Month Period from 23.4% in the 1997 Three Month Period. The increase in gross profit and the increase in gross margin for the 1998 Three Month Period is primarily the result of an increase in digital visual effects work.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased $0.6 million to $13.2 million, or 19.3% of American Color's sales in the 1998 Nine Month Period from $12.6 million, or 19.6% of American Color's sales in the 1997 Nine Month Period. The 1998 Nine Month Period includes increased sales and marketing expenses, including increased costs associated with the packaging prepress sales group. The 1997 Nine Month Period includes relocation costs associated with moving American Color's corporate office from Phoenix to Nashville.

American Color's selling, general and administrative expenses increased $0.6 million to $4.7 million, or 19.8% of American Color's sales in the 1998 Three Month Period from $4.1 million, or 17.8% of American Color's sales in the 1997 Three Month Period. This increase is due in large part to increased selling expenses as a result of expanding the sales force and increased costs associated with the packaging prepress sales group.

Operating Income. As a result of the factors discussed above and excluding the $0.9 million of non recurring facility consolidation costs incurred during the 1998 Nine Month Period and the $0.7 million of non recurring relocation costs incurred during the 1997 Nine Month Period, operating income at American Color increased to $3.8 million in the 1998 Nine Month Period from $3.7 million in the 1997 Nine Month Period and was $1.3 million in both the 1998 and the 1997 Three Month Periods.

Other Operations

Other operations primarily include corporate, general and administrative and other expenses and amortization expense. Amortization expense from other operations, which primarily includes goodwill amortization, was $2.0 million, $6.5 million, $0.7 million and $2.2 million in the 1998 Nine Month Period, the 1997 Nine Month Period, the 1998 Three Month Period and the 1997 Three Month Period, respectively.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Operating losses from other operations improved to a loss of $4.4 million in the 1998 Nine Month Period from a loss of $9.1 million in the 1997 Nine Month Period. Operating losses from other operations improved to a loss of $1.6 million in the 1998 Three Month Period from a loss of $3.1 million in the 1997 Three Month Period. These decreases are primarily attributable to reduced goodwill amortization expense. The reduction in goodwill amortization expense is attributable to full amortization of the original 1993 acquisition goodwill related to American Color as of March 31, 1998.

Interest Expense

Interest expense decreased 5.6% to $27.5 million in the 1998 Nine Month Period from $29.2 million in the 1997 Nine Month Period and interest expense decreased 8.7% to $9.0 million in the 1998 Three Month Period from $9.8 million in the 1997 Three Month Period. These decreases include the impact of both lower levels of indebtedness and reduced borrowing costs associated with the Company's 1998 Refinancing.

Other, Net

Other, net increased to expense of $0.8 million in the 1998 Nine Month Period from expense of $0.5 million in the 1997 Nine Month Period. Other, net was $0.2 million in both the 1998 Three Month Period and 1997 Three Month Period.

Income Tax Expense

Income tax expense increased to $2.1 million in the 1998 Nine Month Period from $0.9 million in the 1997 Nine Month Period and increased to $0.7 million in the 1998 Three Month Period from $0 million in the 1997 Three Month Period. The increase in the 1998 Nine Month Period is primarily due to larger amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance. The increase in the 1998 Three Month Period is primarily due to changes in the deferred tax valuation allowance.

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

Net Income (Loss)

As a result of the factors discussed above, including the $4.0 million extraordinary loss related to the early extinguishment of debt in the 1998 Nine Month Period, the Company's net loss decreased to $3.5 million in the 1998 Nine Month Period from $13.6 million in the 1997 Nine Month Period. In the 1998 Three Month Period, the Company's net income (loss) increased to income of $3.6 million from a loss of $2.3 million in the 1997 Three Month Period.

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

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability and includes a $40 million letter of credit sub-limit. At January 31, 1999, the Company had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $21.7 million and, therefore, additional borrowing availability of approximately $48.3 million.

At December 31, 1998, $24.9 million of the A Term Loan Facility and $49.5 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of the fiscal year ending March 31, 1999 ("Fiscal Year 1999") are $0 and $0.1 million, respectively. In addition, it is anticipated that repayments of capital lease obligations and other senior indebtedness during the remainder of Fiscal Year 1999 will approximate $1.9 million and $0.5 million, respectively.

During the 1998 Nine Month Period, net cash provided by operating activities of $31.3 million (see Condensed Consolidated Statements of Cash Flows), proceeds from sales of property, plant and equipment of $0.8 million and proceeds from the 1998 Refinancing of $84.8 million ($75 million from the A Term Loan and B Term Loan facilities and $9.8 million of initial net borrowings under the Revolving Credit Facility) were used to (1) repay $84.2 million of indebtedness outstanding under the Old Bank Credit Agreement and Old Term Loan Facility (including related transaction fees), (2) fund scheduled principal repayments of indebtedness and financing costs of $7.9 million (including capital lease obligations), (3) fund cash capital expenditures of $6.7 million, and (4) further reduce outstanding revolver borrowings by $18.1 million. The Company plans to continue its program of upgrading its printing and prepress equipment and currently anticipates that full year Fiscal Year 1999 cash capital expenditures will approximate $10 million and equipment acquired under capital leases will approximate $6 million. The Company's cash on hand of approximately $18.5 million is presented net of outstanding checks within trade accounts payable at December 31, 1998. Accordingly, cash is presented at a balance of $0 in the December 31, 1998 balance sheet.

The Company's primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. The Company anticipates that its primary needs for liquidity will be to conduct its business, meet its debt service requirements, make capital expenditures and, if elected by the Company repay, redeem or repurchase outstanding indebtedness.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At December 31, 1998, the Company had total indebtedness outstanding of $300.9 million, including capital lease obligations, as compared to $318.2 million at December 31, 1997. Of the total indebtedness outstanding at December 31, 1998, $74.4 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 7.98%. Indebtedness under the Bank Credit Agreement bears interest at floating rates, causing the Company to be sensitive to prevailing market interest rates. At December 31, 1998, the Company had indebtedness other than obligations under the Bank Credit Agreement of $226.5 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). The Company is currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

EBITDA

                           Three Months Ended                  Nine Months Ended
                              December 31,                       December 31,
                       ----------------------------      ------------------------------
                        1998                 1997           1998                 1997
                        ----                 ----           ----                 ----
                                           (dollars in thousands)
EBITDA:
  Printing              $ 19,467            15,306            49,236            39,979
  American Color           3,449             3,179             9,317             8,195
  Other  (a)                (963)             (965)           (2,395)           (2,679)
                        --------          --------          --------          --------
     Total              $ 21,953            17,520            56,158            45,495

EBITDA Margin:
  Printing                  16.2%             12.5%             14.9%             11.6%
  American Color            14.5%             13.7%             13.6%             12.8%
     Total                  15.2%             12.0%             14.1%             11.2%

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

Printing. As a result of the reasons previously described under "Printing" (excluding changes in depreciation and amortization expense), Printing EBITDA increased to $49.2 million in the 1998 Nine Month Period from $40.0 million in the 1997 Nine Month Period, representing an increase of $9.2 million or 23.2%, and the Printing EBITDA Margin increased to 14.9% in the 1998 Nine Month Period from 11.6% in the 1997 Nine Month Period. Printing EBITDA increased to $19.5 million in the 1998 Three Month Period from $15.3 million in the 1997 Three Month Period, representing an increase of $4.2 million or 27.2%, and the Printing EBITDA Margin increased to 16.2% in the 1998 Three Month Period from 12.5% in the 1997 Three Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color. As a result of the reasons previously described under "American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA increased to $9.3 million in the 1998 Nine Month Period from $8.2 million in the 1997 Nine Month Period, representing an increase of $1.1 million or 13.7%, and the American Color EBITDA Margin increased to 13.6% in the 1998 Nine Month Period from 12.8% in the 1997 Nine Month Period. American Color's EBITDA increased to $3.4 million in the 1998 Three Month Period from $3.2 million in the 1997 Three Month Period, representing an increase of $0.2 million or 8.5%. American Color EBITDA Margin increased to 14.5% in the 1998 Three Month Period from 13.7% in the 1997 Three Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), Other Operations negative EBITDA decreased to $2.4 million in the 1998 Nine Month Period from negative EBITDA of $2.7 million in the 1997 Nine Month Period. Other Operations negative EBITDA remained relatively unchanged at approximately $1.0 million in both the 1998 and 1997 Three Month Periods.

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

Information Technology Systems. To date, the Company has fully completed its assessment of all information technology systems that could be significantly affected by the Year 2000. The Company has completed 80% of the remediation phase of its information technology systems and expects to complete software reprogramming and replacement no later than April of 1999. To date, the Company has completed 80% of its testing and has implemented 50% of its remediated systems. Completion of the testing phase for all significant systems is expected by May of 1999, with all remediated systems anticipated to be fully tested by June of 1999, with 100% implementation targeted for September of 1999.

Production and Manufacturing Systems. The Company's strategy includes an on-going program that focuses on the need to upgrade and maintain its production and manufacturing systems. As such, the Company believes its production and manufacturing systems to be reasonably current and does not anticipate significant Year 2000 issues in this area. The Company is 90% complete with the assessment phase in this area and 60% complete in the remediation phase of its operating equipment. To date, the required remediation has been minimal and costs associated with such remediation have been de minimus. The Company does not expect full remediation of its operating equipment to be costly or extensive. The Company is 50% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment in most cases will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be 100% completed by June 30, 1999.

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

The Company is utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment necessary for Year 2000 compliance. The total cost of the Y2K Project is estimated at $3.5 million and is being funded through operating cash flows and the Company's Revolving Credit Facility. To date, the Company has incurred approximately $1.3 million, relating to all phases of the Y2K Project. Of the remaining project costs, approximately $1.7 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.5 million relates to repair of hardware and software and will be expensed as incurred.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.    Description
              -----------    -----------
              10.0(b)        February 3, 1999, Second Amendment to Amended
                             and Restated Credit Agreement dated as of May 8,
                             1998, among Holdings, Graphics, GE Capital
                             Corporation as Documentation Agent, Morgan Stanley
                             Senior Funding, Inc. as Syndication Agent, Bankers
                             Trust Company as Administrative Agent and the parties signatory thereto
              12.1           Statement Re: Computation of Ratio of Earnings to
                             Fixed Charges
              27.0           Financial Data Schedule

         (b)  Reports on Form 8-K

              None filed in the quarter ended December 31, 1998.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        ACG Holdings, Inc.
                                        American Color Graphics, Inc.



Date     February 11, 1999              By  /s/ Joseph M. Milano
      -----------------------              -----------------------------------
                                        Joseph M. Milano
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Authorized Officer and
                                        Principal Financial Officer)




Date      February 11, 1999             By  /s/ Patrick W. Kellick
       ----------------------              -----------------------------------
                                        Patrick W. Kellick
                                        Senior Vice President - Corporate
                                        Controller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit No.            Description                                Page

         10.0(b)  February 3, 1999, Second Amendment to Amended and
                  Restated Credit Agreement dated as of May 8, 1998,
                  among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding,
                  Inc. as Syndication Agent, Bankers Trust Company as
                  Administrative Agent and the parties signatory thereto    24

         12.1     Statement Re: Computation of Ratio of Earnings to
                  Fixed Charges                                             31

         27.0     Financial Data Schedule                                   32