Form 10-K
period 1999-03-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1999-06-29
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended March 31, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ___________ to ____________

      Commission file number 33-97090

                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          62-1395968
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                                  number)

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
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                                number)

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

Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

ACG Holdings, Inc. has 134,250 shares outstanding of its common stock, $.01 Par Value, as of June 17, 1999 (all of which are privately owned and not traded on a public market).


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX


                                                                         Page
                                                                      Referenced
                                                                      Form 10-K
                                                                      ----------

                                     PART I


Item 1.    Business........................................................  2
Item 2.    Properties......................................................  7
Item 3.    Legal Proceedings...............................................  8
Item 4.    Submission of Matters to A Vote of Security Holders.............  8



                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters ........................................................  9
Item 6.    Selected Financial Data.........................................  9
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...... 24
Item 8.    Financial Statements and Supplementary Data..................... 25
Item 9.    Changes In And Disagreements With Accountants on Accounting and
           Financial Disclosure............................................ 54



                                    PART III

Item 10.   Directors and Executive Officers ............................... 55
Item 11.   Executive Compensation ......................................... 56
Item 12.   Security Ownership of Certain Beneficial Owners and Management.. 61
Item 13.   Certain Relationships and Related Transactions.................. 62



                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ...................................................... 64



            Signatures..................................................... 74

                                     PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include without limitation, our expectation as to when we will complete the remediation and testing phases of our Year 2000 program, as well as, any Year 2000 contingency plans, our estimated cost of achieving Year 2000 readiness and our belief that internal systems and equipment will be Year 2000 compliant in a timely manner. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings") formerly Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics") formerly Sullivan Graphics, Inc., including, but not limited to:
     -   fluctuations in the cost of paper and other raw materials used,
     -   changes in the advertising and printing markets,
     -   actions by our competitors particularly with respect to pricing,
     -   the financial condition of our customers,
     -   our financial condition and liquidity,
     -   the general condition of the United States economy,
     -   demand for our products and services,
     - the availability of qualified personnel and other information technology resources,
     - the ability to identify and remediate all date sensitive lines of computer code,
     - the ability to replace embedded computer chips in systems affected by Year 2000 issues,
     - the actions of government agencies or other third parties with respect to Year 2000 issues, and
     -   the matters set forth in this Report generally.
Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.   BUSINESS

General

We are a successor to a business that commenced operations in 1926, and are one of the largest national diversified commercial printers in North America with ten printing plants in eight states and Canada, ten prepress facilities located throughout the United States and one digital visual effects facility, that provides special effects services for the motion picture industry, located in California. We operate primarily in two business segments of the commercial printing industry: printing (which accounted for approximately 83% of total sales during the fiscal year ended March 31, 1999 ("Fiscal Year 1999")) and digital imaging and prepress services conducted through our American Color division (which accounted for approximately 16% of total sales in Fiscal Year
1999). Our printing business and American Color division are both headquartered in Nashville, Tennessee. Partnerships affiliated with Morgan Stanley Dean Witter & Co. ("MSDW") currently own 61.7% of the outstanding common stock and 72.7% of the outstanding preferred stock of Holdings.

Market data used throughout this Report was obtained from industry publications and internal company estimates. While we believe such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

Financial Information About Industry Segments

See disclosure in note 17 of our consolidated financial statements appearing elsewhere in this Report.

Printing

Our printing business, which accounted for approximately 83%, 84% and 86% of our sales in the fiscal year ended March 31, 1999 (Fiscal Year 1999), the fiscal year ended March 31, 1998 ("Fiscal Year 1998") and the fiscal year ended March 31, 1997 ("Fiscal Year 1997"), respectively, produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications.

Retail Advertising Inserts (81% of printing sales in Fiscal Year 1999 and 80% in Fiscal Year 1998 and Fiscal Year 1997). We believe that we are one of the largest printers of retail advertising inserts in the United States. We printed advertising inserts for approximately 300 retailers in Fiscal Year 1999. Retail advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers but are also distributed by direct mail or in-store by retailers. They generally advertise for a specific, limited sale period. As a result, advertising inserts are both time sensitive and seasonal.

Comics (13% of printing sales in Fiscal Year 1999, 14% in Fiscal Year 1998 and Fiscal Year 1997, includes newspaper Sunday comics, comic insert advertising and comic books). We believe that we are one of the largest printers of comics in the United States. We print Sunday comics for over 300 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.

Other Publications (6% of printing sales in Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997). We print local newspapers, TV guide listings and other publications.

In January 1998, we approved a plan for our printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Costs and Other Special Charges" and note 14 to our consolidated financial statements appearing elsewhere in this Report.

Printing Production

Our network of ten printing plants in the United States and Canada is strategically positioned to service major metropolitan centers and provide us with distribution efficiencies and shorter turnaround times, two factors instrumental in continuing our success in servicing large national and regional accounts. There are three printing processes used to produce advertising insert and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our printing operations. We own a substantial majority of our printing equipment, which currently consists of 36 heatset offset presses, 5 coldset offset presses and 11 flexographic presses. Most of our advertising inserts and all of our other publications and comic books are printed using the offset process, while some advertising inserts and substantially all of our newspaper Sunday comics and comic advertising inserts are printed using the flexographic process.

In the heatset offset process, images are distinguished chemically from non-image areas of a metal plate and transferred from the plate to a rubber blanket and then to the paper surface. The printed web goes through an oven which dries the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, inks are set by the absorption of solvents into the paper. Because the heatset offset process can be utilized on a wide variety of papers and produce sharper reproductions, heatset offset presses provide a more colorful and attractive product than cold offset presses.

The flexographic process differs from offset printing in that it utilizes raised image plates and rapid-drying, water-based (as opposed to solvent-based) inks. The flexographic image area results from application of ink to the raised surface on the plate, which is transferred directly to the paper surface. Our flexographic printing generally provides vibrant color reproduction at a lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set up times, brighter colors, reduced paper waste, reduced energy use and maintenance costs, and environmental advantages due to the use of water-based inks. Faster press set up times make the process particularly attractive to commercial customers with shorter runs and extensive regional versioning.

In addition to advertising insert capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folding capabilities and in-line finishing. Cut-off length is one of the determinants of the size of the printed page. Folding capabilities for advertising inserts must include a wide variety of page sizes, page counts and special paper folding effects. Finally, many advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules and pricing required by many customers. We believe that our mix and configuration of presses and press services allows for efficient tailoring of printing services to customers' product needs.

Digital Imaging and Prepress Services

Our digital imaging and prepress services business is conducted by our American Color division ("American Color") which accounted for approximately 16%, 15%, and 14% of our Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997 sales, respectively. We believe American Color is one of the largest full-service providers of digital imaging, prepress and color separation services in the United States and a technological leader in its industry. American Color commenced operations in 1975 and maintains ten full service locations nationwide.

American Color assists its customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of four-color separations in a format appropriate for use by printers. American Color makes page changes, including typesetting, and combines digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections and, finally, four-color films or digital output are produced for each advertising or editorial page. The final four-color films or digital output enable printers to prepare plates for each color resulting in the appearance of full color in the printed page. American Color's revenue from these traditional services is being supplemented by new revenue sources from electronic prepress services such as digital image storage, facilities management (operating digital imaging and prepress service facilities at a customer location), computer-to-plate services, creative services, consulting and training services, multimedia and internet services, and software and data-base management. American Color has been a leader in implementing these new technologies, enabling it to reduce unit costs and effectively service the increasingly complex demands of its customers more quickly than many of its competitors. American Color has also been one of the leaders in the integration of electronic page make-up, microcomputer-based design and layout, and digital cameras into prepress production.

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

In March 1999, we approved a plan for our American Color division designed to primarily:

    1) Consolidate certain facilities in order to improve asset utilization and operational efficiency;
    2) Modify the organizational structure as a result of facility consolidation and other changes; and
    3)   Reduce overhead and other costs.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Costs and Other Special Charges" and note 14 to our consolidated financial statements appearing elsewhere in this Report.

Competitive Advantages and Strategy

Competitive Advantages. We believe that we have the following competitive advantages in our printing and digital imaging and prepress services businesses:

Modern Equipment. We believe that our web heatset offset and flexographic web printing equipment is among the most advanced in the industry and that the average age of our equipment is significantly less than the majority of our regional competitors and is comparable to our major national competitors. We are also committed to a comprehensive, long-term maintenance program, which enhances the reliability and extends the life of our presses and other production equipment. We also believe that our digital imaging and prepress equipment is significantly more advanced than many of our smaller regional competitors, many of whom have not incorporated digital prepress technologies and computer-to-plate services to the same extent as we have, nor adopted an open systems environment which allows greater flexibility and more efficient maintenance.

Strong Customer Base. We provide printing services to a diverse base of customers, including approximately 300 retailers and over 300 newspapers in the United States and Canada. Our printing services customer base includes a significant number of the major national retailers and larger newspaper chains as well as numerous smaller regional retailers. Our consistent focus on providing high quality printing products and strong customer service at competitive prices has resulted in long-term relationships with many of these customers. American Color's customer base includes large and medium-sized customers in the publishing, retail and catalog businesses, many of whom also have long-term relationships with us. Although the digital imaging and prepress services business has generally been on a spot bid basis in the past, we have been successful in continuing to increase the proportion of our business under long-term contracts.

Competitive Cost Structure. We have reduced the variable and fixed costs of production at our printing facilities over the past several years and believe we are well positioned to maintain our competitive cost structure in the future due to economies of scale. We have also reduced both labor and material costs (the principal variable production costs) in our digital imaging and prepress services business primarily through the adoption of new digital prepress production methodologies.

Strong Management Team. We have strengthened our printing management group by hiring experienced managers with a clear focus on growth, quality and continued cost reduction, resulting in an improved cost structure and a well-defined strategy for future expansion. We have also strengthened our management group in our digital imaging and prepress services business, filling a number of senior, regional and plant management positions with individuals who we believe will manage the digital imaging and prepress services business for growth and profitability and will continue to upgrade our capabilities.

National Presence. Our nine printing plants in the United States and one plant in Canada provide us with distribution efficiencies, strong customer service, flexibility and short turnaround times, all of which are instrumental in our continued success in servicing our large national and regional retail accounts. Our expanded sales and marketing groups provide greater customer coverage and enable us to more successfully penetrate regional markets. We believe that our ten digital imaging and prepress facilities provide us with contingency capabilities, increased capacity during peak periods, access to top quality internal technical personnel throughout the country, short turnaround time and other customer service advantages.

Strategy. Our objective is to increase shareholder value by growing our revenues, increasing our market share and reducing costs. Our strategy to achieve this objective is as follows:

Grow Unit Volume. Management believes that our level of national sales coverage, when coupled with our significant industry experience and customer-focused sales force, will result in unit growth. In an effort to stimulate unit volume growth, we have strengthened our printing sales group. Unit volume growth is also expected to result from continued capital expansion and selective printing acquisitions. In addition, in our digital imaging and prepress services business, we have strengthened our sales force, provided expanded training and, more closely focused our marketing efforts on new, larger customers.

Continue to Improve Product Mix. We intend to increase our share of the retail advertising insert market. In addition, we expect to continue to adjust the mix of our customers and products within the retail advertising insert market to those that are more profitable and less seasonable and to maximize the use of our equipment. We are also continuing expansion of our printing facilities' capabilities for in-plant prepress and postpress services. Our digital imaging and prepress services business will continue to focus on high value-added new business opportunities, particularly large-scale projects that will best utilize the breadth of services and technologies we have to offer. Additionally, we will continue to pursue large facilities management opportunities as well as national and large regional customers that require more sophisticated levels of service and technologies.

Continue to Reduce Manufacturing Costs and Improve Quality. We intend to further reduce our production costs at our printing facilities through our Total Quality Management Process, an ongoing cost reduction and continuous quality improvement process. Additionally, we plan to continue to maximize scale advantages in the purchasing, technology and engineering areas. We also intend to continue to gain variable cost efficiencies in our digital imaging and prepress services business by using our technical resources to improve digital prepress workflows at our various facilities. In addition, we believe we will be able to reduce our per unit technical, sales and management costs as we increase sales in this business.

Continue to Make Opportunistic Acquisitions. An integral part of our long-term growth strategy includes a plan to selectively assess and acquire other printing and digital imaging and prepress services companies that we believe will enhance our leadership position in these industries.

Customers and Distribution

Customers. We sell our printing products and services to a large number of customers, primarily retailers and newspapers, and all of the products are produced in accordance with customer specifications. We perform a portion of our printing work, primarily the printing of Sunday comics and comic books, under long-term contracts with our customers. The contracts vary in length and many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our printing work, we obtain varying time commitments from our customers ranging from job to job to annual allocations. Printing prices are generally fixed during such commitments; however, our standard terms of trade call for the pass-through of changes in the cost of raw materials, primarily paper and ink.

American Color's customers consist of magazine and newspaper publishers, retailers, catalog sales organizations, printers, consumer products companies, advertising agencies and direct mail advertisers. Its customers typically have a need for high levels of technical expertise, short turnaround times and responsive customer service. In addition to its historical regional customer base, American Color is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology. This trend has resulted in an increasing amount of contractual business related to facilities management arrangements with customers over the past several years. These contracts typically extend from three to five years in length.

The printing and American Color divisions have historically had certain common customers and their ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, facilities management and speed to market become more important to their customers. This enables us to provide more comprehensive solutions to customers' digital imaging and prepress and printing needs.

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 1999. Our top ten customers accounted for approximately 34% of consolidated sales in Fiscal Year 1999.

Distribution. We distribute our printing products primarily by truck to customer designated locations, primarily newspapers. Costs of distribution are generally paid by the customers, and most shipping is by common carrier. American Color generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery or by courier.

Competition

Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and we compete with numerous national, regional and local printers. A trend of industry consolidation in recent years can be attributed to (1) customer preferences for larger printers with a greater range of services, (2) capital requirements and (3) competitive pricing pressures.
We believe that competition in the printing business is based primarily on quality and service at a competitive price.

American Color competes with numerous digital imaging and prepress service firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service digital imaging and prepress companies such as American Color, none of which has a significant nationwide market share. Many smaller digital imaging and prepress companies have left the industry in recent years due to their inability to keep pace with the technological advances required to service increasingly complex customer demands. We believe that the digital imaging and prepress services sector will continue to be subject to high levels of ongoing technological change and the need for capital expenditures to keep up with such change.

Raw Materials

The primary raw materials used in our printing business are paper and ink. We purchase substantially all of our ink and related products under long-term ink supply contracts. Throughout Fiscal Year 1997, the overall cost of paper declined. During Fiscal Year 1998, paper prices increased slightly through mid year and then declined to near beginning of the year levels. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. Management expects that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. The primary inputs in prepress service processes are film and proofing materials.

In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

Some of our printing and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality" appearing elsewhere in this Report.

Backlog

Because our printing, digital imaging and prepress services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Employees

As of May 31, 1999, we had a total of approximately 2,760 employees, of which approximately 220 employees are represented by a collective bargaining agreement that will expire on December 31, 2004. We consider our relations with our employees to be excellent.

Governmental and Environmental Regulations

We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See "Legal Proceedings Environmental Matters" appearing elsewhere in this Report.

ITEM 2.   PROPERTIES

We operate in 21 locations in 14 states and Canada. We own seven printing plants in the United States and one in Canada and lease two printing plants, one in California and one in Pennsylvania. The American Color division has ten production locations, all of which are leased by American Color. The American Color division also operates digital imaging and prepress facilities on the premises of several of its customers ("facilities management"). In addition, we maintain one small executive office in Connecticut, a digital visual effects facility in California and our headquarter facility in Nashville, Tennessee, all of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.   LEGAL PROCEEDINGS

We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, we maintain a reserve of approximately $0.1 million in connection with this liability on our consolidated balance sheet at March 31, 1999. We believe this amount is adequate to cover such liability.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     Market Information

     There is no established public market for the common stock of either Holdings or Graphics.

     Holders

     As of June 2, 1999, there were approximately 93 record holders of Holdings' common stock. Holdings is the sole shareholder of Graphics' common stock.

     Dividends

     There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings' ability to pay dividends and Graphics' ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.

     Recent Sales of Unregistered Securities

     During the fourth quarter of Fiscal Year 1998, certain officers exercised options to purchase an aggregate of 8,254 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" within the meaning of the Securities Act of 1933.


ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995. The balance sheet data as of March 31, 1999, 1998, 1997, 1996 and 1995 and the statement of operations data for the fiscal years ended March 31, 1999, 1998, 1997, 1996 and 1995 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below also reflects our discontinued wholly-owned subsidiary, Sullivan Media Corporation ("SMC") and our coupon free standing insert ("FSI") operation previously conducted by our discontinued wholly-owned subsidiary Sullivan Marketing, Inc. ("SMI"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations" and note 2 of our consolidated financial statements appearing elsewhere in this Report.

This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Report.

                             Selected Financial Data
                               ACG Holdings, Inc.

                                                                        Fiscal Year Ended March 31,
                                                        ---------------------------------------------------------
                                                           1999        1998         1997       1996       1995(a)
                                                        ---------------------------------------------------------
                                                                           (dollars in thousands)
   Statement of Operations Data:

   Sales                                              $ 520,343      533,335    524,551      529,523    433,198

   Cost of Sales                                        439,091      461,407    459,880      465,110    370,267
                                                      ---------    ---------  ---------    ---------  ---------
      Gross Profit                                       81,252       71,928     64,671       64,413     62,931

   Selling, general and administrative expenses (b)      46,333       54,227     51,418       44,164     41,792

   Restructuring costs and other special charges (c)      5,464        5,598      2,881        7,533       --

   Gain from curtailment and establishment of defined
     benefit pension plans, net (d)                        --           --         --           --      (3,311)
                                                      ---------     --------   --------     --------   --------
      Operating income                                   29,455       12,103     10,372       12,716     24,450

   Interest expense, net                                 36,077       38,813     36,132       32,425     25,334

   Other expense                                          1,217          412        245        1,722        985

   Income tax expense                                       523        2,106      2,591        4,874      2,552
                                                      ---------     --------    --------    --------   --------

      Loss from continuing operations before
        extraordinary items                              (8,362)     (29,228)   (28,596)     (26,305)    (4,421)
                                                      ---------     --------    --------    --------   --------
   Discontinued operations: (e)

      Loss from operations, net of tax                    --            --       (1,557)      (1,364)      (912)

      Estimated (loss) on shut down and gain on
        settlement, net of tax                            --            (667)    (1,550)       2,868     18,495

   Extraordinary loss on early extinguishment
     of debt(f)                                          (4,106)        --         --         (4,526)       --
                                                      ---------     --------    --------    --------   --------

   Net (loss) income                                  $ (12,468)     (29,895)   (31,703)     (29,327)    13,162
                                                      =========     ========    ========    =========  ========
   Balance Sheet Data (at end of period):

   Cash and cash equivalents                          $    0            0          0            0         4,635

   Working capital (deficit)                          $  (5,451)      11,610     (8,598)       9,612      4,958

   Total assets                                       $ 299,000      329,958    333,975      351,181    328,368

   Long-term debt and capitalized leases, including
     current installments (g)                         $ 289,589      319,657    312,309      297,617    258,201

   Stockholders' deficit                              $(119,306)    (106,085)   (76,318)     (44,396)   (14,970)

   Other Data:

   Net cash provided (used) by operating activities   $  48,137       18,257     24,313       (4,187)    30,510

   Net cash used by investing activities              $ (10,364)     (10,100)   (10,997)     (24,436)   (17,580)

   Net cash (used) provided by financing activities   $ (37,812)      (8,143)   (13,312)      23,982    (17,527)

   Capital expenditures (including lease obligations
     entered into)                                    $  16,238       23,713     37,767       28,022     20,415

   EBITDA (h)                                         $  64,286       52,367     46,972       46,847     51,719


NOTES TO SELECTED FINANCIAL DATA

(a) On August 15, 1995, Shakopee Valley Printing, Inc. ("Shakopee") was merged with and into Graphics (the "Shakopee Merger"). The merger has been accounted for as a combination of entities under common control (similar to a pooling-of-interests), and accordingly, the consolidated financial statements give retroactive effect to the Shakopee Merger and include the combined operations of Holdings and Shakopee subsequent to December 22, 1994 (the date on which Shakopee became under our common control). Shakopee's financial results are not reflected in periods prior to December 22, 1994 as these periods were prior to common control ownership.

(b) Fiscal Year 1998 selling, general and administrative expense includes $1.5 million of non-recurring American Color charges associated with the relocation of American Color's corporate office and various severance related expenses and $0.6 million of non-cash charges associated with an employee benefit program.

      Fiscal Year 1997 selling, general and administrative expense includes $2.5 million of non-recurring employee termination expenses. See note 15 to our consolidated financial statements appearing elsewhere in this Report.

(c) In March 1999, we approved a restructuring plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. We recorded $4.6 million of costs under this plan in Fiscal Year 1999.

      In January 1998, we approved a restructuring plan for our printing division designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. We recorded $3.9 million of costs under this plan in Fiscal Year 1998.

      In April 1995, we implemented a restructuring plan for our American Color division, which was designed to improve productivity, increase customer service and responsiveness and provide increased growth in the business. We recorded $0.9 million and $4.1 million of costs under this plan in Fiscal Year 1997 and the fiscal year ended March 31, 1996 ("Fiscal Year 1996"), respectively.

      In addition, we recorded $0.9 million, $1.7 million, $1.9 million and $3.4 million of other special charges related to asset write-offs and write-downs in our printing and American Color divisions in Fiscal Year 1999, Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively. See note 14 to our consolidated financial statements appearing elsewhere in this Report.

(d) In October 1994, we amended our defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995. We recognized a curtailment gain of $3.7 million as a result of freezing such benefits. Also in October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. We recognized a $0.4 million expense associated with the establishment of the SERP.

(e) In February of Fiscal Year 1997, we made a strategic decision to shut down the operation of our wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in our consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for Fiscal Years 1997, 1996 and 1995 have been reclassified to discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and note 2 of our consolidated financial statements appearing elsewhere in this Report.

      On February 16, 1994, we assigned the coupon FSI contracts of our subsidiary, SMI, to News America FSI, Inc. ("News America"). In June 1994, we recorded income from the settlement of a lawsuit entitled Sullivan Marketing, Inc. and Sullivan Graphics, Inc. v. Valassis Communications, Inc., News America FSI Inc. and David Brandon (the "SMI Settlement") of $18.5 million, net of taxes, and when coupled with settlement expenses which had previously been accrued, the net cash proceeds resulting from this settlement were approximately $16.7 million.

      In Fiscal Year 1996, we recognized settlement of a complaint naming SMI, News America and two packaged goods companies as defendants (the "EPI lawsuit") and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations" and note 2 of our consolidated financial statements appearing elsewhere in this Report.

(f) As part of a refinancing transaction entered into on May 8, 1998 (the "1998 Refinancing"), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

      In August 1995, as part of the Shakopee Merger and the refinancing transactions (the "1995 Refinancing"), collectively (the "1995 Transactions"), we recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on Graphics' 15% Senior Subordinated Notes due 2000 (the "15% Notes") and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

(g) The balance of long-term debt outstanding at March 31, 1995 includes an additional $9.7 million relating to a purchase accounting adjustment to the 15% Notes resulting from the 1993 Acquisition. The principal amount payable at maturity of the 15% Notes remained at $100 million. The 15% Notes were redeemed in connection with the 1995 Refinancing.

(h) EBITDA is included in the Selected Financial Data because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture dated as of August 15, 1995 and the bank credit agreement entered into in May 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") are based on EBITDA, subject to certain adjustments.

      EBITDA in Fiscal Year 1999 includes $4.6 million in restructuring costs related to the American Color division, $0.6 million of non-recurring costs associated with the consolidation of certain production facilities at the American Color division, $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program.

      EBITDA in Fiscal Year 1998 includes $3.9 million in restructuring costs related to the printing division, $1.5 million of non-recurring charges associated with the relocation of American Color's corporate office and various severance related expenses, and $0.7 million of certain charges associated with employee benefit programs.

      EBITDA in Fiscal Year 1997 includes $0.9 million of restructuring costs related to the American Color division and non-recurring employee termination expenses of $2.5 million (see note 15 to our consolidated financial statements appearing elsewhere in this Report).

      EBITDA in Fiscal Year 1996 includes $4.1 million of restructuring costs related to the American Color division.

      EBITDA in Fiscal Year 1995 includes a $3.3 million net gain related to a change in our defined benefit pension plans (as discussed in note (d) above).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On May 8, 1998, we refinanced all of our existing bank indebtedness in the 1998 Refinancing (see note 6 to our consolidated financial statements appearing elsewhere in this Report and "Liquidity and Capital Resources" below). The primary objectives of the refinancing were to gain greater financial and operating flexibility, to reduce our overall cost of capital and to provide greater opportunity for internal growth and growth through acquisitions.

Printing. Commercial printing in the United States is highly competitive. The significant capital required to keep pace with changing technology and competitive pricing trends has led to a trend of industry consolidation in recent years. In addition, customers' preference for larger printers, such as us, with a wider variety of services, greater distribution capabilities and more flexibility have also contributed to consolidation within the industry. The industry is expected to remain competitive in the near future and our sales will continue to be subject to changes in retailers' demands for printed products.

The cost of paper is a principal factor in our overall pricing to our customers. The level of paper costs also has a significant impact on our reported sales. Throughout Fiscal Year 1997, the overall cost of paper declined. During Fiscal Year 1998, paper prices increased slightly through mid year and then declined to near beginning of the year levels. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers.

In recent years, comprehensive quality improvement and cost reduction programs have been implemented for all our printing processes. As a result of these measures, we have been successful in lowering our manufacturing costs within the printing sector, while improving product quality. Additionally, in order to grow sales and improve gross margins, we increased the geographic and industry scope of our sales force and shifted the mix of our business toward retail customers and away from the printing of certain lower margin publications. Furthermore, management believes that continued strong demand for the retail advertising insert product has resulted in less excess industry capacity and therefore an improved supply/demand position within the marketplace. This dynamic has resulted in a greater stabilization of printing prices which in conjunction with our cost reduction programs has had favorable impact on printing gross profit levels.

In January 1998, we approved a plan for our printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") (see "Restructuring Costs and Other Special Charges" below).

American Color. The digital imaging and prepress services industry has experienced significant technological advances as electronic digital prepress systems have replaced the more manual and photography-based methods utilized in the past. This shift in technology, which improved process efficiencies and decreased processing costs, produced increased unit growth for American Color as the demand for color pages increased. However, American Color's selling price levels per page have declined because of greater efficiencies resulting from increased use of technology. American Color's revenue from traditional services are now supplemented by new revenue sources from electronic digital imaging and prepress services such as digital image storage, facilities management, computer-to-plate services, creative services, consulting and training services, multimedia and internet services, and software and data-base management.

In March 1999, we approved a plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes, and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidelines set forth in EITF 94-3 (see "Restructuring Costs and Other Special Charges" below).

The following table summarizes our historical results of continuing operations for Fiscal Years 1999, 1998 and 1997:

                                        Fiscal Year Ended March 31,
                                   ----------------------------------
                                   1999           1998          1997
                                   ----           ----          ----
                                         (dollars in thousands)

Sales:

   Printing                        $431,936       $446,350      $449,924

   American Color                    83,816         82,384        71,712

   Other (a)                          4,591          4,601         2,915
                                   --------       --------      --------
      Total                        $520,343       $533,335      $524,551
                                   ========       ========      ========
Gross Profit:

   Printing                        $ 62,025       $ 51,278      $ 49,469

   American Color                    19,128         19,249        15,062

   Other (a)                             99          1,401           140
                                   --------       --------      --------
      Total                        $ 81,252       $ 71,928      $ 64,671
                                   ========       ========      ========

Gross Margin:

   Printing                            14.4%          11.5%         11.0%

   American Color                      22.8%          23.4%         21.0%

      Total                            15.6%          13.5%         12.3%

Operating Income (Loss):

   Printing (b)(c)                 $ 38,994       $ 22,612      $ 25,858

   American Color (b)(c)             (2,542)         2,404        (1,315)

   Other (a)(d)(e)                   (6,997)       (12,913)      (14,171)
                                   --------       --------      --------
      Total                         $29,455        $12,103       $10,372
                                   ========       ========      ========


(a) Other operations primarily include revenues and expenses associated with our digital visual effects business ("Digiscope").

(b) Printing operating income includes the impact of $1.7 million and $0.4 million in Fiscal Year 1998 and Fiscal Year 1997, respectively, of other special charges related to asset write-offs and write-downs. American Color's operating loss includes the impact of other special charges related to asset write-offs and write-downs of $0.9 million and $1.5 million in Fiscal Year 1999 and Fiscal Year 1997, respectively. See "Restructuring Costs and Other Special Charges" below.

(c) Printing operating income includes the impact of $3.9 million of restructuring costs in Fiscal Year 1998. American Color's operating loss includes the impact of restructuring costs of $4.6 million and $0.9 million in Fiscal Year 1999 and Fiscal Year 1997, respectively. See "Restructuring Costs and Other Special Charges" below. American Color's operating (loss) income also includes $0.9 million of non-recurring charges in Fiscal Year 1999 associated with the consolidation of certain production facilities and $1.5 million of non-recurring charges in Fiscal Year 1998 associated with the relocation of its corporate office and various severance related expenses.

(d) Also includes corporate general and administrative expenses, and amortization expense.

(e) Other operations also reflects the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program in Fiscal Year 1999, certain charges associated with employee benefit programs of $0.7 million in Fiscal Year 1998 and non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (see note 15 to our consolidated financial statements appearing elsewhere in this Report).

Historical Results of Operations
                      Fiscal Year 1999 vs. Fiscal Year 1998

Our sales decreased 2.4% to $520.3 million in Fiscal Year 1999 from $533.3 million in Fiscal Year 1998. This decrease includes a decrease in printing sales of $14.5 million, or 3.2%, offset in part by an increase in American Color's sales of $1.4 million or 1.7%. Our gross profit increased to $81.3 million or 15.6% of sales in Fiscal Year 1999 from $71.9 million or 13.5% of sales in Fiscal Year 1998. Our operating income increased to $29.5 million or 5.7% of sales in Fiscal Year 1999 from $12.1 million or 2.3% of sales in Fiscal Year 1998. See the discussion of these changes by segment below.

Printing

Sales. Printing sales decreased $14.5 million to $431.9 million in Fiscal Year 1999 from $446.4 million in Fiscal Year 1998. Printing production volume increased approximately 4%. This increase was offset by an increase in sales to customers that supply their own paper and the impact of declining paper prices.

Gross Profit. Printing gross profit increased $10.7 million to $62.0 million in Fiscal Year 1999 from $51.3 million in Fiscal Year 1998. Printing gross margin increased to 14.4% in Fiscal Year 1999 from 11.5% in Fiscal Year 1998. The increase in gross profit is primarily the result of reduced manufacturing costs and increased production volume. The increase in gross margin includes the above mentioned factors coupled with the impact of an increase in sales to customers that supply their own paper and declining paper prices.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses decreased slightly to $23.0 million, or 5.3% of printing sales, in Fiscal Year 1999 compared to $23.1 million, or 5.2% of printing sales, in Fiscal Year 1998.

Operating Income. As a result of the above factors and the incurrence of both restructuring costs associated with the printing restructuring plan of $3.9 million in Fiscal Year 1998 and other special charges related to asset write-offs and write-downs of $1.7 million in Fiscal Year 1998 (see "Restructuring Costs and Other Special Charges" below), operating income from the printing business increased to $39.0 million in Fiscal Year 1999 from $22.6 million in Fiscal Year 1998.

American Color

Sales. American Color's sales increased $1.4 million, or 1.7%, to $83.8 million in Fiscal Year 1999 from $82.4 million in Fiscal Year 1998. The increase in Fiscal Year 1999 was primarily the result of higher packaging prepress sales and increased digital imaging and prepress production volume.

Gross Profit. American Color's gross profit decreased $0.1 million to $19.1 million in Fiscal Year 1999 from $19.2 million in Fiscal Year 1998. American Color's gross margin decreased to 22.8% in Fiscal Year 1999 from 23.4% in Fiscal Year 1998. Included were decreases resulting from increased costs associated with new operations servicing the packaging prepress industry and $0.9 million of non-recurring costs associated with the consolidation of certain production facilities, offset in part by an increase in volume and other material and payroll savings.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses decreased to $16.2 million, or 19.3% of American Color's sales in Fiscal Year 1999 from $16.8 million, or 20.4% of American Color's sales in Fiscal Year 1998. This decrease is primarily a result of $1.5 million of non-recurring charges associated with the relocation of American Color's corporate office and various severance related expenses in Fiscal Year 1998, partially offset by increased selling expenses for packaging prepress and other operations in Fiscal Year 1999.

Operating (Loss) Income. As a result of the above factors and the incurrence of both restructuring costs associated with the American Color restructuring plan of $4.6 million in Fiscal Year 1999 and other special charges related to asset write-offs and write-downs of $0.9 million in Fiscal Year 1999 (see "Restructuring Costs and Other Special Charges" below), operating (loss) income at American Color decreased to a loss of $2.5 million in Fiscal Year 1999 from income of $2.4 million in Fiscal Year 1998.

                      Fiscal Year 1998 vs. Fiscal Year 1997

Our sales increased 1.7% to $533.3 million in Fiscal Year 1998 from $524.6 million in Fiscal Year 1997. This increase includes an increase in American Color sales of $10.7 million, or 14.9%, offset in part by a decrease in printing sales of $3.5 million, or 0.8%. Our gross profit increased to $71.9 million or 13.5% of sales in Fiscal Year 1998 from $64.7 million or 12.3% of sales in Fiscal Year 1997. Our operating income increased to $12.1 million or 2.3% of sales in Fiscal Year 1998 from $10.4 million or 2% of sales in Fiscal Year 1997. See the discussion of these changes by segment below.

Printing

Sales. Printing sales decreased $3.5 million to $446.4 million in Fiscal Year 1998 from $449.9 million in Fiscal Year 1997. This decrease is primarily the result of an increase in sales to customers that supply their own paper offset in part by an increase in production volume of approximately 2.5%.

Gross Profit. Printing gross profit increased $1.8 million to $51.3 million in Fiscal Year 1998 from $49.5 million in Fiscal Year 1997. Printing gross margin increased to 11.5% in Fiscal Year 1998 from 11.0% in Fiscal Year 1997. The increase in gross profit includes reduced manufacturing costs, improved mix and pricing, along with an increase in production volume. These gains were partially offset by an increase in depreciation and amortization expense. The increase in gross margin includes the above mentioned factors and the impact of an increase in sales to customers that supply their own paper.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses remained relatively unchanged at $23.1 million, or 5.2% of printing sales, in Fiscal Year 1998 compared to $23.1 million, or 5.1% of printing sales, in Fiscal Year 1997.

Operating Income. As a result of the above factors and the incurrence of both restructuring costs associated with the printing restructuring plan of $3.9 million in Fiscal Year 1998 and other special charges related to asset write-offs and write-downs of $1.7 million and $0.4 million in Fiscal Year 1998 and 1997, respectively (see "Restructuring Costs and Other Special Charges" below), operating income from the printing business decreased to $22.6 million in Fiscal Year 1998 from $25.9 million in Fiscal Year 1997.

American Color

Sales. American Color's sales increased $10.7 million, or 14.9%, to $82.4 million in Fiscal Year 1998 from $71.7 million in Fiscal Year 1997. The increase in Fiscal Year 1998 was primarily the result of higher digital imaging and prepress production volume due to American Color's implementation of various digital prepress technologies, including facilities management, packaging prepress, software and image management services.

Gross Profit. American Color's gross profit increased $4.1 million to $19.2 million in Fiscal Year 1998 from $15.1 million in Fiscal Year 1997. American Color's gross margin increased to 23.4% in Fiscal Year 1998 from 21.0% in Fiscal Year 1997. These improvements resulted from increased volume (primarily from increased facilities management sales) and material and payroll cost savings offset in part by costs associated with new operations servicing the packaging industry.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses increased to $16.8 million, or 20.4% of American Color's sales in Fiscal Year 1998 from $14.0 million, or 19.5% of American Color's sales in Fiscal Year 1997. This increase includes relocation costs related to the move of American Color's corporate office from Phoenix to Nashville and various severance related expenses of $1.5 million in Fiscal Year 1998. In addition, the increase includes increased sales and marketing expenses, including the costs of the new packaging sales group.

Operating Income (Loss). As a result of the above factors and the incurrence of both restructuring costs associated with the American Color restructuring plan of $0.9 million in Fiscal Year 1997 and other special charges related to asset write-offs and write-downs of $1.5 million in Fiscal Year 1997 (see "Restructuring Costs and Other Special Charges" below), operating income (loss) at American Color increased to income of $2.4 million in Fiscal Year 1998 from a loss of $1.3 million in Fiscal Year 1997.

Other Operations (Fiscal Year 1999 vs. Fiscal Year 1998 and Fiscal Year 1998 vs. Fiscal Year 1997)

Other operations consist primarily of revenues and expenses associated with our digital visual effects business, corporate general and administrative expenses, other expenses and amortization expense. Amortization expenses for other operations, including goodwill amortization (see below), were $2.6 million, $8.7 million and $8.4 million in Fiscal Years 1999, 1998 and 1997, respectively.

Operating losses from other operations improved to a loss of $7.0 million in Fiscal Year 1999 from a loss of $12.9 million in Fiscal Year 1998. This decrease is primarily attributable to a $6.0 million reduction in goodwill amortization expense. This reduction results from full amortization of the original 1993 acquisition goodwill related to American Color as of March 31, 1998.

Operating losses from other operations improved to a loss of $12.9 million in Fiscal Year 1998 from a loss of $14.2 million in Fiscal Year 1997. This improvement includes non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (see note 15 to our consolidated financial statements appearing elsewhere in this Report) and improved digital visual effects operating results in Fiscal Year 1998. These improvements were offset in part by $0.7 million of certain expenses associated with employee benefit programs in Fiscal Year 1998 and increases in amortization expenses and certain corporate general and administrative expenses during Fiscal Year 1998.

Goodwill Amortization

Amortization expense associated with goodwill was $2.5 million, $8.5 million and $8.3 million for Fiscal Years 1999, 1998 and 1997, respectively.

Restructuring Costs and Other Special Charges

Restructuring Costs:

American Color. In March 1999, we approved a plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. In addition, approximately $0.9 million of restructuring costs (primarily relocation expenses) were recognized in Fiscal Year 1997. These costs were associated with a plan implemented in Fiscal Year 1996 for our American Color division.

Printing. In January 1998, we approved a plan for our printing division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $3.9 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $3.3 million of employee termination costs and $0.6 million of relocation and other transition expenses. This restructuring charge was recorded in the quarter ended March 31, 1998. These costs were paid or settled before March 31, 1999.

Other Special Charges:

During the quarter ended March 31, 1999, we recorded special charges totaling $0.9 million to adjust the carrying values of idle, disposed and under-performing assets of the American Color division to estimated fair values. The provision was based on a review of our long-lived assets in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Fair value was based on our estimate of held and used and idle assets based on current market conditions using the best information available.

During the quarter ended March 31, 1998, we recorded special charges totaling $1.7 million to adjust the carrying values of idle, disposed and under-performing assets of the printing segment to estimated fair values. The provision was based on a review of our long-lived assets in accordance with SFAS
121. Fair value was based on our estimate of held and used and idle assets based on current market conditions using the best information available.

During Fiscal Year 1997, we recorded special charges totaling $1.9 million, for impaired long-lived assets and to adjust the carrying values of idle, disposed and under-performing assets to estimated fair values. The provisions were based on a review of long-lived assets in connection with the initial adoption of SFAS
121. Of the Fiscal Year 1997 total of long-lived assets that were adjusted based on being idle, disposed of or under-performing, approximately $0.4 million and $1.5 million related to the printing and American Color divisions, respectively. Fair value was based on our estimate of held and used and idle assets based on current market conditions using the best information available.

These special charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

Interest Expense

Interest expense decreased 7.0% to $36.2 million in Fiscal Year 1999 from $39.0 million in Fiscal Year 1998. This decrease includes the impact of both lower levels of indebtedness and reduced borrowing costs associated with our 1998 Refinancing. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

Interest expense increased 7.3% to $39.0 million in Fiscal Year 1998 from $36.3 million in Fiscal Year 1997. This increase includes the impact of increased obligations under capital leases and incremental costs related to the $25 million term loan facility entered into on June 30, 1997 (the "Old Term Loan Facility"). See note 6 to our consolidated financial statements appearing elsewhere in this Report.

Other Expense (Income) and Taxes

Other expenses, net increased to $1.2 million in Fiscal Year 1999 from $0.4 million in Fiscal Year 1998. Other expenses, net in Fiscal Year 1999 include various non-recurring legal settlements and related fees of approximately $0.8 million.

Other expenses, net increased to $0.4 million in Fiscal Year 1998 from $0.2 million in Fiscal Year 1997.

Our effective tax rates for Fiscal Years 1999, 1998, and 1997 exceeded the federal statutory rate due primarily to increases in the valuation allowance, amortization of nondeductible goodwill, and foreign tax expense.

Discontinued Operations

Sullivan Media Corporation

Our Fiscal Year 1998 and Fiscal Year 1997 net loss includes the estimated net loss on shut down of approximately $0.4 million and $1.5 million, respectively, related to our discontinued wholly-owned subsidiary SMC. Our net loss in Fiscal Year 1997 includes the loss from operations of SMC of approximately $1.6 million. See note 2 to our consolidated financial statements appearing elsewhere in this Report.

Extraordinary Loss on Early Extinguishment of Debt

As part of the 1998 Refinancing which was consummated in Fiscal Year 1999 (see note 6 to our consolidated financial statements appearing elsewhere in this Report), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

Net Loss

As a result of the factors discussed above, our net loss improved to a loss of $12.5 million in Fiscal Year 1999 from a loss of $29.9 million in Fiscal Year 1998. The Fiscal Year 1999 net loss includes the $4.1 million extraordinary loss related to early extinguishment of debt, $4.6 million of restructuring costs and $0.9 million of other special charges related to asset write-offs and write-downs associated with our American Color division. Our net loss decreased to a loss of $29.9 million in Fiscal Year 1998 from a loss of $31.7 million in Fiscal Year 1997. The Fiscal Year 1998 net loss includes $3.9 million of restructuring costs and $1.7 million of other special charges related to asset write-offs and write-downs associated with our printing division. In addition, Fiscal Year 1998 includes $1.5 million of non-recurring charges related to the relocation of American Color's corporate office and various severance related expenses, certain charges associated with employee benefit programs of $0.7 million and an approximate $0.7 million loss from discontinued operations related to SMC and SMI. The Fiscal Year 1997 net loss includes $0.9 million of expense related to the American Color restructuring, $1.9 million of other special charges related to asset write-offs and write-downs, $2.5 million of non-recurring employee termination expenses (see note 15 to our consolidated financial statements appearing elsewhere in this Report) and an approximate $3.1 million loss from discontinued operations related to SMC.

Liquidity and Capital Resources

On May 8, 1998, we refinanced all of our existing bank indebtedness in the 1998 Refinancing (see note 6 to our consolidated financial statements appearing elsewhere in this Report). The primary objectives of the refinancing were to gain greater financial and operating flexibility, to reduce our overall cost of capital and to provide greater opportunity for internal growth and growth through acquisitions.

The 1998 Refinancing transaction included the following:

    (1) We entered into a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") providing for:
         - a $70 million revolving credit facility, which is not subject to a borrowing base limitation, maturing on March 31, 2004 (the "Revolving Credit Facility"),
         - a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"), and
         - a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility");
    (2) The repayment of all $57.0 million of indebtedness outstanding under our previous credit agreement as amended (the "Old Bank Credit Agreement") (plus accrued interest to the date of repayment);
    (3) The repayment of all $25.0 million of indebtedness outstanding under the Old Term Loan Facility (plus accrued interest to the date of repayment); and
    (4) The payment of fees and expenses associated with the refinancing transaction.

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability and includes a $40 million letter of credit sub-limit. At May 31, 1999, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $24.5 million, and therefore, additional borrowing availability of approximately $45.5 million.

At May 31, 1999, $20.5 million of the A Term Loan Facility and $43.8 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due in the fiscal year ending March 31, 2000 ("Fiscal Year 2000") are de minimus. Scheduled repayments of capital lease obligations and other senior indebtedness during Fiscal Year 2000 will approximate $7.4 million and $0.8 million, respectively.

In Fiscal Year 1999, net cash provided by operating activities of $48.1 million (see consolidated statements of cash flows appearing elsewhere in this Report), proceeds from sales of property, plant and equipment of $0.8 million and proceeds from the 1998 Refinancing of $84.8 million ($75 million from the A Term Loan and B Term Loan facilities and $9.8 million of initial net borrowings under the Revolving Credit Facility) were used to:

    (1) Repay $84.2 million of indebtedness outstanding under the Old Bank Credit Agreement and Old Term Loan Facility (including related transaction fees),
    (2) Fund scheduled principal repayments of indebtedness and financing costs of $20.3 million (including capital lease obligations of $6.9 million and voluntary prepayments on the A Term Loan Facility and B Term Loan Facility of $4.4 million and $5.6 million, respectively),
    (3)  Fund cash capital expenditures of $11.1 million, and
    (4)  Further reduce outstanding revolver borrowings by $18.1 million.

We plan to continue our program of upgrading our printing and prepress equipment and currently anticipate that Fiscal Year 2000 cash capital expenditures will approximate $19.3 million and equipment acquired under capital leases will approximate $3.0 million. Our cash on hand of approximately $2.6 million is presented net of outstanding checks within trade accounts payable at March 31, 1999. Accordingly, cash is presented at a balance of $0 in the March 31, 1999 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness.

At March 31, 1999, we had total indebtedness outstanding of $289.6 million, including capital lease obligations as compared to $319.7 million at March 31, 1998, representing a reduction of indebtedness during Fiscal Year 1999 of $30.1 million. Of the total debt outstanding at March 31, 1999, $64.3 million was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 7.1%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At March 31, 1999, we had indebtedness other than obligations under the Bank Credit Agreement of $225.3 million (including $185 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

A significant portion of Graphics' long-term obligations, including indebtedness under the Bank Credit Agreement, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the Bank Credit Agreement, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends. See note 1 to our consolidated financial statements appearing elsewhere in this Report.

EBITDA

                                   Fiscal Year Ended March 31,
                    ----------------------------------------------------------
                        1999                  1998                    1997
                    -------------         -------------           ------------
                                    (dollars in thousands)

EBITDA:

   Printing (a)         $   61,627            $   46,838             $   46,755

   American Color (a)        5,283                 8,405                  5,180

   Other (b) (c)            (2,624)               (2,876)                (4,963)
                        ===========           ===========            ===========

      Total             $   64,286            $   52,367             $   46,972
                        ===========           ===========            ===========

EBITDA Margin:

    Printing                  14.3%                 10.5%                 10.4%

    American Color             6.3%                 10.2%                  7.2%

       Total                  12.4%                  9.8%                  9.0%


(a) Printing EBITDA includes the impact of $3.9 million of restructuring costs in Fiscal Year 1998. American Color EBITDA for Fiscal Year 1999 and Fiscal Year 1997 includes the impact of restructuring costs of $4.6 million and $0.9 million, respectively. See "Restructuring Costs and Other Special Charges" above. American Color EBITDA also includes $0.6 million of non-recurring charges in Fiscal Year 1999 associated with the consolidation of certain production facilities and $1.5 million of non-recurring charges in Fiscal Year 1998 associated with the relocation of American Color's corporate office and various severance related expenses.

(b) Other operations include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

(c) Other operations also reflects the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program in Fiscal Year 1999, certain charges associated with employee benefit programs of $0.7 million in Fiscal Year 1998 and non-recurring employee termination expenses of $2.5 million in Fiscal Year 1997 (see note 15 to our consolidated financial statements appearing elsewhere in this Report).

EBITDA is presented and discussed because we believe that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Printing. As a result of the reasons previously described under "--Printing," (excluding changes in depreciation and amortization expense and other special charges related to asset write-offs and write-downs), printing EBITDA increased $14.8 million to $61.6 million in Fiscal Year 1999 from $46.8 million in Fiscal Year 1998. Printing EBITDA was $46.8 million in both Fiscal Year 1998 and Fiscal Year 1997. Printing EBITDA Margin increased to 14.3% in Fiscal Year 1999 from 10.5% in Fiscal Year 1998. Printing EBITDA Margin increased to 10.5% in Fiscal Year 1998 from 10.4% in Fiscal Year 1997. Included in the Fiscal Year 1998 EBITDA and EBITDA Margin is $3.9 million of restructuring costs related to the printing restructuring plan (see discussion above).

American Color. As a result of the reasons previously described under "--American Color," (excluding changes in depreciation, amortization expense, other non-cash expenses and other special charges related to asset write-offs and write-downs), American Color EBITDA decreased $3.1 million to $5.3 million in Fiscal Year 1999 from $8.4 million in Fiscal Year 1998. American Color EBITDA Margin decreased to 6.3% in Fiscal Year 1999 from 10.2% in Fiscal Year 1998. Included in the Fiscal Year 1999 EBITDA and EBITDA Margin is the impact of $0.6 million of non-recurring charges associated with the consolidation of certain production facilities and $4.6 million of restructuring costs (see discussion above). American Color EBITDA increased to $8.4 million in Fiscal Year 1998 from $5.2 million in Fiscal Year 1997, representing an increase of $3.2 million. EBITDA Margin increased to 10.2% in Fiscal Year 1998 from 7.2% in Fiscal Year 1997. American Color EBITDA and EBITDA Margin in Fiscal Year 1998 includes $1.5 million of non-recurring charges associated with the relocation of its corporate office and various severance related expenses. Included in the Fiscal Year 1997 EBITDA and EBITDA Margin is the impact of restructuring costs of $0.9 million (see discussion above).

Other Operations. As a result of the reasons previously described under "--Other Operations," (excluding changes in depreciation and amortization expense), other operations negative EBITDA improved to negative EBITDA of $2.6 million in Fiscal Year 1999 from negative EBITDA of $2.9 million in Fiscal Year 1998. EBITDA from other operations improved to negative EBITDA of $2.9 million in Fiscal Year 1998 from negative EBITDA of $5.0 million in Fiscal Year 1997. Other operations negative EBITDA for Fiscal Year 1999 includes the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program and negative EBITDA for Fiscal Year 1998 includes the impact of $0.7 million of certain charges associated with employee benefit programs. Negative EBITDA for Fiscal Year 1997 includes the impact of non-recurring employee termination expenses of $2.5 million (see note 15 to our consolidated financial statements appearing elsewhere in this Report).

Amortization of Goodwill

Our goodwill is amortized on a straight-line basis by business segment. Goodwill amortization expense will be approximately $2.5 million in Fiscal Year 2000.

Impact of Inflation

In accordance with industry practice, we generally pass through increases in our costs (primarily paper and ink) to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. Throughout Fiscal Year 1997, the overall cost of paper declined. During Fiscal Year 1998, paper prices increased slightly through mid year and then declined to near beginning of the year levels. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. Management expects that, as a result of our strong relationship with key suppliers, our material costs will remain competitive within the industry.

Seasonality

Some of our printing and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. Generally, our sales from advertising inserts are highest during periods prior to the following advertising periods: Spring advertising season (March 15 -- May 15); Back-to-School (July 15 -- August 15); and Thanksgiving/Christmas (October 15 -- December 15). One of the reasons we chose to enter the comic book printing market is that it is not subject to significant seasonal fluctuations. Sales of newspaper Sunday comics are also not subject to significant seasonal fluctuations. Our strategy has been and will continue to include the mitigation of the seasonality of our printing business by increasing our sales to customers whose own sales are less seasonal (i.e., food and drug companies).

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments and/or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in connection with a Superfund site in our consolidated statement of financial position at March 31, 1999, which we believe to be adequate. See "Legal Proceedings -- Environmental Matters" appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this potential settlement. Management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Accounting

There are no pending accounting pronouncements that, when adopted, are expected to have a material effect in our results of operations or its financial position.

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000 which could result in a system failure or miscalculations causing disruptions of operations. In the spring of 1997, we initiated our review of our Year 2000 information and manufacturing systems compliance ("Y2K Project"). Our Y2K Project includes four phases: assessment, remediation, testing, and implementation. Over the past year, we have made significant progress in each of these areas and believe we will complete the Y2K Project by October 1999.

Information Technology Systems. To date, we have fully completed our assessment of all information technology systems that could be significantly affected by the Year 2000. We have completed 85% of the remediation phase of our information technology systems and expect to complete software reprogramming and replacement by July 1999. To date, we have completed 85% of our testing and have implemented 65% of our remediated systems. Completion of the testing phase for all significant systems is expected by July 1999, all remediated systems are anticipated to be fully tested by August 1999, with 100% implementation targeted for September 1999.

Production and Manufacturing Systems. Our strategy includes an on-going program that focuses on the need to upgrade and maintain our production and manufacturing systems. As such, we believe our production and manufacturing systems to be reasonably current and do not anticipate significant Year 2000 issues in this area. We have completed the assessment phase in this area and are 90% complete in the remediation phase of our operating equipment. To date, the required remediation has been within planned expenditures, and has not been material to our consolidated financial results. We do not expect full remediation of our operating equipment to be costly or extensive. We are 70% complete with the testing of our remediated operating equipment. Once testing is complete, the operating equipment in most cases will be ready for immediate use. We expect to complete our remediation efforts by August 1999. Testing and implementation of affected equipment is expected to be completed by October 1999.

We have nearly completed the process of gathering information about the Year 2000 compliance of our significant suppliers and subcontractors (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. In addition, as a printer and graphics prepress supplier, our products and services are not generally impacted by the Year 2000 issue.

We are utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment necessary for Year 2000 compliance. The total cost of the Y2K Project is estimated at $4.0 million and is being funded through operating cash flows and our Revolving Credit Facility. To date, we have incurred costs of approximately $1.9 million, relating to all phases of the Y2K Project. Of the remaining project costs, approximately $1.9 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

Management believes they have an effective program in place to resolve the Year 2000 compliance issue in a timely manner and is monitoring the progress of the Y2K Project closely. As noted above, we have not yet completed all necessary phases of the Y2K Project. In the unlikely event that we do not complete any additional phases, (1) the printing segment would be forced to manually enter customer orders, pay its employees, order and track its paper needs, and collect certain cost, sales history and operating data of a non-critical nature, and (2) certain digital workflows in our American Color division would be diverted to existing, less efficient digital workflows, thereby reducing capacity in affected locations and the American Color division would have to pay its employees manually. In addition, disruption in services such as electrical power, telecommunications and banking, or disruption in the general retail economy environment could materially adversely affect us. Although there can be no assurance that our efforts will prevent a material adverse impact on the results of operations or financial conditions, we believe that none of these scenarios are likely. We plan to evaluate the completion status of all phases of the Y2K Project in September 1999 and determine if and when contingency plans are necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as is described below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, future contracts, options and swap agreements.

Interest Rate Risk for us primarily relates to interest rate fluctuations on variable rate debt.

Foreign Currency Exchange Rate Risk is minimal as we have only one foreign printing facility (in Canada) and any fluctuations in net asset values as a result of changes in foreign currency exchange rates associated with activity at this one facility would be immaterial to the company as a whole.

Quantitative Information. At March 31, 1999 and March 31, 1998, we had both fixed rate and variable rate debt. The carrying value of our total variable rate debt approximated the fair value of such debt at March 31, 1999 and March 31, 1998. At our March 31, 1999 and March 31, 1998 borrowing levels, a hypothetical 10% adverse change in interest rates on the variable rate debt would have been immaterial. Approximately 75% and 68% of our long-term debt (excluding capitalized lease obligations) was fixed rate at March 31, 1999 and March 31, 1998, respectively.

The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

Report of Independent Auditors.........................................    26
Consolidated balance sheets - March 31, 1999 and 1998..................    27
For the Years Ended March 31, 1999, 1998 and 1997:
     Consolidated statements of operations.............................    29
     Consolidated statements of stockholders' deficit..................    30
     Consolidated statements of cash flows.............................    31
Notes to Consolidated Financial Statements.............................    33


The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 14:

     I.  Condensed Financial Information of Registrant
         Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 1999, 1998, and 1997, and as of March 31, 1999 and 1998

     II. Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.

                         Report of Independent Auditors

Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in fiscal year 1998 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."




Nashville, Tennessee
May 25, 1999

                             ACG HOLDINGS, INC.
                         Consolidated Balance Sheets
                           (Dollars in thousands)


                                                                           March 31,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------      ------------
Assets

Current assets:

   Cash                                                          $       0                  0

   Receivables:

   Trade accounts, less allowance for doubtful accounts of
     $2,860 and $2,112 at March 31, 1999 and 1998,
     respectively                                                   57,895             63,185

   Other                                                             2,082              2,605
                                                                 ---------          ---------
            Total receivables                                       59,977             65,790

   Inventories                                                       8,343             10,795

   Prepaid expenses and other current assets                         3,271              3,578
                                                                 ---------          ---------
            Total current assets                                    71,591             80,163

Property, plant and equipment:

   Land and improvements                                             2,907              3,148

   Buildings and improvements                                       18,895             19,426

   Machinery and equipment                                         177,851            178,713

   Furniture and fixtures                                            6,549              5,379

   Leased assets under capital leases                               52,843             48,039

   Equipment installations in process                                4,146              1,612
                                                                 ---------          ---------
                                                                   263,191            256,317

   Less accumulated depreciation                                  (119,576)          (96,684)
                                                                 ---------          ---------
            Net property, plant and equipment                      143,615            159,633

Excess of cost over net assets acquired,
   less accumulated amortization of $44,587
   and $42,060 at March 31, 1999
   and 1998, respectively                                           72,029             74,556

Other assets                                                        11,765             15,606
                                                                 ---------          ---------
            Total assets                                         $ 299,000            329,958
                                                                 =========          =========


See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                                           March 31,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------      ------------
Liabilities and Stockholders' Deficit

Current liabilities:

   Current installments of long-term debt and
   capitalized leases                                            $   7,994            9,131

   Trade accounts payable                                           37,096           27,381

   Accrued expenses                                                 30,756           31,539

   Income taxes                                                      1,196              502
                                                                 ---------         --------
        Total current liabilities                                   77,042           68,553

Long-term debt and capitalized leases, excluding
   current installments                                            281,595          310,526

Deferred income taxes                                                7,916            9,443

Other liabilities                                                   51,753           47,521
                                                                 ---------         --------
        Total liabilities                                          418,306          436,043

Stockholders' deficit:

 Common stock, voting, $.01 par value, 5,852,223
   shares authorized, 134,250 shares and 134,812
   shares issued and outstanding at March 31, 1999
   and 1998, respectively                                                1                1

 Preferred Stock, $.01 par value, 15,823 shares
   authorized, 3,622 shares and 3,631 shares
   Series AA convertible preferred stock issued
   and outstanding at March 31, 1999 and
   1998, respectively, $40,000,000 liquidation
   preference, 1,606 shares Series BB convertible
   preferred stock issued and outstanding at March 31,
   1999 and 1998, $17,500,000 liquidation preference                  --                --

 Additional paid-in capital                                         58,286           58,249

 Accumulated deficit                                              (174,905)        (162,250)

 Other accumulated comprehensive loss, net of tax                   (2,688)          (2,085)
                                                                 ---------         --------
   Total stockholders' deficit                                    (119,306)        (106,085)
                                                                 ---------         --------
 Commitments and contingencies

   Total liabilities and stockholders' deficit                   $ 299,000          329,958
                                                                 =========         ========



See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Consolidated Statements of Operations
                                 (In thousands)



                                                        Year ended March 31,
                                              ----------------------------------------
                                                  1999          1998           1997
                                              -----------    ----------      ---------
Sales                                         $  520,343        533,335       524,551

Cost of sales                                    439,091        461,407       459,880
                                              ----------     ----------      --------
     Gross profit                                 81,252         71,928        64,671

Selling, general and
  administrative expenses                         43,806         45,690        43,164

Amortization of goodwill                           2,527          8,537         8,254

Restructuring costs and other
  special charges                                  5,464          5,598         2,881
                                              ----------     ----------      --------
     Operating income                             29,455         12,103        10,372
                                              ----------     ----------      --------
Other expense (income):

   Interest expense                               36,242         38,956        36,289

   Interest income                                  (165)          (143)         (157)

   Other, net                                      1,217            412           245
                                              ----------     ----------      --------
         Total other expense                      37,294         39,225        36,377
                                              ----------     ----------      --------
   Loss from continuing operations before
     income taxes and extraordinary item          (7,839)       (27,122)      (26,005)

Income tax expense                                  (523)        (2,106)       (2,591)
                                              ----------     ----------      --------

   Loss from continuing operations
     before extraordinary item                    (8,362)       (29,228)      (28,596)

Discontinued operations:

     Loss from operations, net of tax               --             --          (1,557)

     Estimated loss on shut down, net of tax        --             (667)       (1,550)
                                              ----------     ----------      --------

   Loss before extraordinary item                 (8,362)       (29,895)      (31,703)

Extraordinary loss on early
  extinguishment of debt                          (4,106)          --            --
                                              ----------     ----------      --------
           Net loss                           $  (12,468)       (29,895)      (31,703)
                                              ==========     ==========      ========




See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                Consolidated Statements of Stockholders' Deficit
                                 (In thousands)

                                         Series AA
                                           and BB                                       Other
                              Voting    convertible    Additional                    accumulated
                              common     preferred      paid-in      Accumulated    comprehensive
                              stock        stock        capital        deficit          loss           Total
                            ----------  -----------    ----------    -----------    -------------    ---------

Balances, March 31, 1996    $    1           --          57,499       (100,525)        (1,371)      $ (44,396)
                                                                                                     ---------
Net loss                         --          --            --          (31,703)           --          (31,703)

  Change in cumulative
    translation adjustment,
    net of tax                   --          --            --             --             (219)           (219)
                                                                                                     ---------
Comprehensive loss                                                                                    (31,922)
                             ---------  -----------    ----------    -----------    -------------    ---------
Balances, March 31, 1997     $   1           --          57,499       (132,228)        (1,590)      $ (76,318)
                                                                                                     ---------
Net loss                         --          --            --          (29,895)           --          (29,895)

  Other comprehensive loss,
    net of tax:

  Change in cumulative
    translation adjustment       --           --            --            --             (410)           (410)

  Unfunded pension liability     --           --            --            --              (85)            (85)
                                                                                                     ---------
Comprehensive loss                                                                                    (30,390)

Treasury stock                   --           --            --            (127)           --             (127)

Exercise of stock options        --           --             176          --              --              176

Executive stock compensation     --           --             574          --              --              574
                             ---------  -----------    ----------    -----------    -------------    ---------
Balances, March 31, 1998     $   1            --          58,249      (162,250)        (2,085)      $(106,085)
                                                                                                     ---------
Net loss                         --           --             --        (12,468)           --          (12,468)

  Other comprehensive loss,
    net of tax:

    Change in cumulative
      translation adjustment     --            --             --          --             (504)           (504)

    Unfunded pension liability   --            --             --          --              (99)            (99)
                                                                                                     ---------
Comprehensive loss                                                                                    (13,071)

Treasury stock                   --            --             --          (187)           --             (187)

Executive stock compensation     --            --             37          --              --               37
                             ---------  -----------    ----------    -----------    -------------    ---------
Balances, March 31, 1999     $   1             --         58,286      (174,905)        (2,688)     $ (119,306)
                             =========  ===========    ==========    ===========    =============    =========


See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                        Year ended March 31,
                                              ----------------------------------------
                                                  1999          1998           1997
                                              -----------    ----------      ---------
Cash flows from operating activities:

   Net loss                                   $   (12,468)     (29,895)       (31,703)

Adjustments to reconcile net loss to net cash provided by operating activities:

Extraordinary item - non-cash                       4,106          --            --

Other special charges - non-cash                      908        1,727          1,944

Depreciation                                       29,651       28,124         25,282

Depreciation and amortization related to SMC          --           --             251

Amortization of goodwill                            2,527        8,537          8,254

Amortization of other assets                        1,498        1,876          1,120

Amortization of deferred financing costs            1,412        2,292          1,784

Loss on shut down                                     --           667          1,550

Loss (gain) on disposals of property, plant and
  equipment                                           501          (37)             6

Deferred income tax (benefit) expense              (1,303)         930            911

Changes in assets and liabilities, net of effects of shut down of SMI and SMC:

  Decrease (increase) in receivables                4,108       (9,079)        11,262

  Decrease (increase) in inventories                2,388       (1,122)         3,453

  Increase (decrease) in trade accounts payable     9,846       (1,887)        (6,528)

  (Decrease) increase in accrued expenses            (753)       1,172          1,226

  Increase (decrease) in current income taxes
    payable                                           694         (520)          (193)

  Increase  in other liabilities                    4,133       18,588          3,106

  Other                                               889       (3,116)         2,588
                                                 --------     ---------      --------
              Total adjustments                    60,605       48,152         56,016
                                                 --------     ---------      --------
Net cash provided by operating activities          48,137       18,257         24,313
                                                 --------     ---------      --------







See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Year ended March 31,
                                                   ----------------------------------------
                                                       1999          1998           1997
                                                   -----------    ----------      ---------
Cash flows from investing activities:

Purchases of property, plant and equipment           (11,143)      (10,902)        (10,810)

Proceeds from sales of property, plant and
  equipment                                              765         1,067              63

Other                                                     14          (265)           (250)
                                                   -----------    ----------      ---------
         Net cash used by investing activities       (10,364)      (10,100)        (10,997)
                                                   -----------    ----------      ---------

Cash flows from financing activities:

   Debt:

     Proceeds                                         75,000        25,000           1,162

     Payments                                       (103,185)      (24,899)        (10,374)

     Increase in deferred financing costs             (2,608)       (2,467)           (827)

     Repayment of capital lease obligations           (6,938)       (6,349)         (3,212)

     Other                                               (81)          572             (61)
                                                   -----------    ----------      ---------
         Net cash used by financing activities       (37,812)       (8,143)        (13,312)
                                                   -----------    ----------      ---------
Effect of exchange rates on cash                          39           (14)             (4)
                                                   -----------    ----------      ---------
Decrease in cash                                           0             0               0

Cash:

   Beginning of period                                     0             0               0
                                                   -----------    ----------      ---------
   End of period                                   $       0             0               0
                                                   ===========    ==========      =========
Supplemental disclosure of cash flow information:

Cash paid for:

   Interest                                       $   35,546        35,931          34,284

   Income taxes, net of refunds                        1,201         1,751           1,863

Exchange rate adjustment to long-term debt               (81)          (67)            (61)

Non-cash investing activities:

   Lease obligations                              $    5,095        12,811          26,957






See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

     ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), (collectively the "Company"), was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc.

     Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 1999, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations has been fully and unconditionally guaranteed by Holdings.

     The two business segments of the commercial printing industry in which the Company operates are (i) printing and (ii) digital imaging and prepress services conducted by its American Color division.

     Significant accounting policies are as follows:

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Holdings and all greater than 50%-owned subsidiaries, which are consolidated under generally accepted accounting principles.

          All significant intercompany transactions and balances have been eliminated in consolidation.

          Earnings-per-share data has not been provided since Holdings' common stock is closely held.

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

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     (c)  Inventories

          Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market (net realizable value).

     (d)  Property, Plant and Equipment

          Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures, and machinery and equipment, and 15 to 40 years for buildings and improvements.

     (e)  Excess of Cost Over Net Assets Acquired

          The excess of cost over net assets acquired (or "goodwill") is amortized on a straight-line basis over a range of 5 to 40 years for each of its principal business segments. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted future cash flows of the assets acquired, the Company's carrying amount of the goodwill is reduced by the estimated shortfall of such discounted cash flows or other measures of fair value. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under these rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when assets or circumstances exist that indicate the carrying amount of these assets may not be recoverable.

     (f)  Other Assets

          Financing costs related to the Bank Credit Agreement (as defined herein) are deferred and amortized over the term of the agreement. Costs related to the Notes (as defined herein) are deferred and amortized over the ten-year term of the Notes.

          The covenant not to compete is amortized over the five-year term of the underlying agreement.

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

          Translation adjustments are recorded as a separate component of stockholders' deficit. Since the transactions of the Canadian facility are denominated in its functional currency and the interdivisional accounts are of a long-term investment nature, no transaction adjustments are included in operations.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     (i)  Environmental

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

     (j)  Fair Value of Financial Instruments

          The Company discloses the estimated fair values of its financial instruments together with the related carrying amount. The Company is not a party to any financial instruments with material off-balance-sheet risk.

     (k)  Concentration of Credit Risk

          Financial instruments, which subject the Company to credit risk, consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     (l)  Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (m)  Stock-Based Compensation

          Effective April 1, 1997 the Company changed its method of accounting for stock-based compensation plans from the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to the fair value method established by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Application of the recognition provisions of SFAS 123 is prospective (restatement of prior periods is prohibited). The Company believes that including the fair value of compensation plans in determining net income is consistent with accounting for the cost of all other forms of compensation.

     (n)  Impact of Recently Issued Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that companies report comprehensive income in either the Statement of Shareholders' Equity or in the Statement of Operations. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 during the fiscal year ended March 31, 1999 ("Fiscal Year 1999"). The adoption of this statement did not have a material impact on the financial position of the Company.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which supercedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise," changes financial reporting requirements for business segments from an Industry Segment approach to an Operating Segment approach. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 during Fiscal Year 1999. See note 17. SFAS 131 requires the Company to provide disclosures regarding its segments which it has not previously been required to provide. The disclosures include certain financial and qualitative data about its operating segments. Management does not feel this disclosure will have a material effect upon a reader's assessment of the financial performance and the financial condition of the Company.

          In February 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement in Fiscal Year 1999 and as required by SFAS 132, restated the prior year disclosure for comparative purposes.

          In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for fiscal years beginning after December 15, 1998 and requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. The Company adopted SOP 98-1 in Fiscal Year 1999. The adoption of SOP 98-1 did not have a material effect on the results of operations or financial position of the Company.

          In May 1998, the AICPA issued Statement of Position No. 98-5 "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires companies to expense the costs of startup activities (including organization costs) as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not have a material effect on the results of operations or financial position of the Company.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(2)       Discontinued Operations

          SMC

          In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). This resulted in an estimated net loss on shut down of approximately $1.5 million, which is net of zero income tax benefits. In the fiscal year ended March 31, 1998 ("Fiscal Year 1998"), the Company recorded an additional $0.4 million estimated net loss on shut down.

          The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying consolidated statements of operations. The assets of SMC and any resulting gain or loss on the disposal of those assets is immaterial to the results of operations and financial position of the Company.

          The condensed consolidated statements of operations relating to the discontinued SMC operation follows:

                                                  Year Ended March 31,
                                           ---------------------------------
                                             1999         1998        1997
                                           ---------    --------    --------

                Sales                      $  --           --         9,786

                Cost and expenses             --           --        11,343
                                           ---------    --------    --------
                Loss before income
                  taxes                       --           --        (1,557)

                Income taxes                  --           --          --
                                           ---------    --------    --------
                Net loss                   $  --           --        (1,557)
                                           =========    ========    ========

(3)   Inventories

      The components of inventories are as follows (in thousands):

                                                       March 31,
                                               -----------------------
                                                 1999           1998
                                               --------       --------
                Paper                          $  6,525          9,161

                Ink                                 232            227

                Supplies and other                1,586          1,407
                                               --------       --------
                       Total                   $  8,343         10,795
                                               ========       ========

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(4)   Other Assets

      The components of other assets are as follows (in thousands):

                                                                 March 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------

          Deferred financing costs, less accumulated
            amortization of $3,278 in 1999 and $5,185
            in 1998                                      $  7,194        10,104

          Spare parts inventory, net of valuation
            allowance of $100 in 1999 and 1998              2,293         1,852

          Other                                             2,278         3,650
                                                         --------      --------
                   Total                                 $ 11,765        15,606
                                                         ========      ========

(5)   Accrued Expenses

      The components of accrued expenses are as follows (in thousands):

                                                                 March 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------

          Compensation and related taxes                 $ 10,114         10,004

          Employee benefits                                 8,814          8,755

          Interest                                          4,264          5,028

          Other                                             7,564          7,752
                                                         --------       --------
                   Total                                 $ 30,756         31,539
                                                         ========       ========

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(6)  Notes Payable, Long-Term Debt and Capitalized Leases

     Long-term debt is summarized as follows (in thousands):

                                                                 March 31,
                                                         -----------------------
                                                           1999           1998
                                                         --------       --------
                Bank Credit Agreement:

                    Series A Term Loan                   $ 20,537          --

                    Series B Term Loan                     43,753          --

                    Term Loan                                --          35,979

                    Revolving Credit Facility Borrowings     --          29,257
                                                         --------      --------
                                                           64,290        65,236

                Old Term Loan Facility                       --          25,000

                12 3/4% Senior Subordinated Notes
                  Due 2005                                185,000       185,000

                Capitalized leases                         36,304        38,147

                Other loans with varying maturities
                  and interest rates                        3,995         6,274
                                                         --------      --------
                     Total long-term debt                 289,589       319,657

                Less current installments                   7,994         9,131
                                                         --------      --------
                     Long-term debt and capitalized
                       leases, excluding current
                       installments                      $281,595       310,526
                                                         ========      ========

Refinancing Transaction

On May 8, 1998, the Company completed a refinancing transaction (the "1998 Refinancing") which included the following: (1) the Company entered into a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") which included an $11.5 million participation by Morgan Stanley Senior Funding, Inc., a related party, providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the Company's previous credit agreement, as amended (the "Old Bank Credit Agreement") (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the $25 million term loan facility which included a $5 million participation by Morgan Stanley & Co., Incorporated, a related party, which was to mature on March 31, 2001 (the "Old Term Loan Facility") (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the 1998 Refinancing. In addition, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes, associated with the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

The Senior Subordinated Notes (the "Notes") bear interest at 12 3/4% and mature August 1, 2005. Interest on the Notes is payable semi-annually on February 1 and August 1. The Notes are redeemable at the option of Graphics in whole or in part after August 1, 2000 at 106.375% of the principal amount, declining to 100% of the principal amount, plus accrued interest, on or after August 1, 2002. Upon the occurrence of a change of control triggering event, as defined, each holder of a Note will have the right to require Graphics to repurchase all or any portion of such holder's Note at 101% of the principal amount thereof, plus accrued interest. The Notes are subordinate to all existing and future senior indebtedness, as defined, of Graphics, and are guaranteed on a senior subordinated basis by Holdings.

Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay specific commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures. The weighted-average rate on outstanding indebtedness under the Bank Credit Agreement at March 31, 1999 was 7.1%.

Borrowings under the Bank Credit Agreement are secured by substantially all of the Company's assets. In addition, Holdings has guaranteed the indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. The agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements,
(2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants. The Senior Subordinated Notes Indenture's negative covenants are similar to, but in certain respects are less restrictive than, covenants under the Bank Credit Agreement. Graphics' ability to pay dividends or lend funds to Holdings is restricted (see note 1 for a discussion of those restrictions).

The amortization for total long-term debt and capitalized leases at March 31, 1999 is shown below (in thousands):

                                                       Long-Term     Capitalized
         Fiscal year                                      Debt          Leases
         -----------                                   ---------        ------
         2000                                           $    778       $10,376
         2001                                              6,483         8,862
         2002                                              6,310         7,623
         2003                                              7,166         6,812
         2004                                             26,341         6,149
         Thereafter                                      206,207         7,379
                                                        --------       -------
             Total                                      $253,285        47,201
                                                        ========
         Imputed interest                                               10,897
                                                                       -------
             Present value of minimum lease payments                   $36,304
                                                                       =======

Capital leases have varying maturity dates and implicit interest rates which generally approximate 8%-10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments approximate their fair values at March 31, 1999 and 1998.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(7)      Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1999 and 1998 are as follows (in thousands):

                                                                   March 31,
                                                              -----------------
                                                              1999         1998
                                                              ----         ----
         Deferred tax liabilities:

            Book over tax basis in fixed assets              $29,579      31,466

            Foreign taxes                                      2,631       3,701

            Accumulated amortization                             861         766

            Other, net                                         4,449       4,594
                                                             -------     -------
            Total deferred tax liabilities                    37,520      40,527

         Deferred tax assets:

            Bad debts                                          1,143         830

            Accrued expenses and other liabilities            26,877      34,754

            Accrued loss on discontinued operations               55         254

            Net operating loss carryforwards                  40,743      30,420

            AMT credit carryforwards                           1,262       1,262

            Cumulative translation adjustment                    984         786
                                                             -------     -------
            Total deferred tax assets                         71,064      68,306

            Valuation allowance for deferred tax assets       41,460      37,222
                                                             -------     -------
            Net deferred tax assets                           29,604      31,084
                                                             -------     -------
         Net deferred tax liabilities                        $ 7,916       9,443
                                                             =======     =======

         Management has evaluated the need for a valuation allowance, and as such, a valuation allowance of $41.5 million has been recorded. The valuation allowance was increased by $4.2 million during the current fiscal year.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         The components of income tax expense are as follows (in thousands):


                                                  Year ended March 31,
                                             -------------------------------
                                              1999        1998         1997
                                             -----       -----         -----
          Amount attributable to
             continuing operations           $ 523       2,106         2,591

          Amount attributable to
             discontinued operations            --          --            --
                                             -----       -----         -----

               Total expense                 $ 523       2,106         2,591
                                             =====       =====         =====


         Income tax expense (benefit) attributable to loss from continuing operations consists of (in thousands):

                                                  Year ended March 31,
                                             -------------------------------
                                              1999        1998         1997
                                             -----       -----         -----

           Current

              Federal                     $      --           --         --

              State                             237          230        145

              Foreign                         1,589          946      1,535
                                          ---------     --------    -------
               Total current                  1,826        1,176      1,680
                                          ---------     --------    -------

           Deferred

              Federal                         (132)        (108)        354

              State                           (102)        (157)        120

              Foreign                       (1,069)        1,195        437
                                          ---------     --------    -------
               Total deferred               (1,303)          930        911
                                          ---------     --------    -------

           Provision for income taxes     $     523        2,106      2,591
                                          =========     ========    =======

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         The effective tax rates for Fiscal Year 1999, Fiscal Year 1998, and the fiscal year ending March 31, 1997 ("Fiscal Year 1997") were (6.7%), (7.8%), and (10.0%), respectively. The difference between these effective rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

                                                  Year ended March 31,
                                             -------------------------------
                                              1999        1998         1997
                                             -----       -----         -----

           Statutory tax rate                35.0%        35.0%        35.0%

           State income taxes, less
              federal tax impact             (1.1)        (0.2)        (0.7)

           Foreign taxes, less federal
              tax impact                     (4.4)        (5.2)        (5.0)

           Amortization                      (6.2)        (9.9)       (11.9)

           Change in valuation
              allowance                     (34.4)       (24.1)       (28.3)

           Other, net                         4.4         (3.4)         0.9
                                            -----        -----        -----

           Effective income tax rate         (6.7)%       (7.8)%      (10.0)%
                                            =====        =====        =====

         As of March 31, 1999, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $79.1 million, which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 2000 and will be totally expired in 2019.

         As of March 31, 1999, the Company had available NOL's for federal purposes of $107.5 million, which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2006 and will be totally expired in 2019.

         The Company also had available an alternative minimum tax credit carryforward of $1.3 million which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

         The Company has alternative minimum tax NOL's in the amount of $89.9 million, which will begin to expire in 2007 and will be completely expired in 2019.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(8)    Employee Benefit Plans

       Defined Benefit Pension Plans

       Pension Plans
       The Company sponsors defined benefit pension plans covering full-time employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employee's years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans' assets are maintained by trustees in separately managed portfolios consisting primarily of equity securities and fixed income securities. In October 1994, the Board of Directors approved an amendment to the Company's defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995.

       Supplemental Executive Retirement Plan
       In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Such benefits will be paid from the Company's assets. The aggregate accumulated projected benefit obligation under this plan was approximately $2.6 million and $2.1 million at March 31, 1999 and March 31, 1998, respectively.

       Defined Benefit Postretirement Plans

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

       401(k) Defined Contribution Plan

       Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made bi-weekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $3.8 million in Fiscal Year 1999, $3.3 million during Fiscal Year 1998 and $3.4 million during Fiscal Year 1997.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the defined benefit plans' benefit obligations and fair value of plan assets for the Fiscal Years 1999 and 1998 and a statement of the funded status of such plans as of March 31, 1999 and 1998:


                                                       Defined Benefit         Defined Benefit
                                                        Pension Plans        Postretirement Plan
                                                    --------------------     -------------------
                                                      1999         1998        1999        1998
                                                    --------    --------     -------     -------
Change in Benefit Obligation

   Benefit obligation at beginning of year          $ 55,064      49,707       3,766       3,393

   Service cost                                          680         769          30          46

   Interest cost                                       3,901       3,762         181         265

   Plan participants' contributions                     --          --           148         128

   Actuarial loss (gain)                               1,468       3,541        (980)        508

   Benefits paid                                      (2,649)     (2,727)       (499)       (574)

   Curtailment gain                                      (63)         12        --          --

   Settlement gain                                       (69)       --          --          --
                                                    --------    --------     -------     -------

   Benefit obligation at end of year                $ 58,332      55,064       2,646       3,766
                                                    ========    ========     =======     =======

Change in Plan Assets

   Fair value of plan assets at beginning of year   $ 45,306      41,391        --          --

   Actual return on plan assets                        6,462       5,984        --          --

   Employer contributions                                693         780         351         446

   Plan participants' contributions                     --          --           148         128

   Benefits paid                                      (2,978)     (2,849)       (499)       (574)
                                                    --------    --------     -------     -------

   Fair value of plan assets at end of year         $ 49,483      45,306        --          --
                                                    ========    ========     =======     =======

   Funded status                                    $ (8,849)     (9,758)     (2,646)     (3,766)

   Unrecognized net actuarial (gain) loss             (2,501)         85      (1,537)     (1,145)

   Unrecognized net transition obligation               --        (2,142)       --          --

   Unrecognized prior service cost                      (350)       (371)     (2,522)     (2,391)
                                                    --------    --------     -------     -------

   Accrued benefit cost                             $(11,700)    (12,186)     (6,705)     (7,302)
                                                    ========    ========     =======     =======

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                                       Defined Benefit Pension Plans      Defined Benefit Postretirement Plan
                                                       -----------------------------      -----------------------------------
                                                            1999          1998                  1999             1998
                                                          --------      --------               ------           ------
        Weighted - average assumptions:

            Discount rate - benefit obligation               7.00%         7.25%                7.00%            7.25%

            Expected return on plan assets                  10.00%         9.25%                  N/A              N/A

            Rate of compensation increase                      N/A           N/A                  N/A              N/A

        For measurement purposes under the defined benefit postretirement plan, a 7.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for March 31, 1999. The rate was assumed to decrease gradually to 5 percent through fiscal year 2003 and remain at that level thereafter.


                                                       Defined Benefit Pension Plans      Defined Benefit Postretirement Plan
                                                       -----------------------------      -----------------------------------
                                                            1999          1998                  1999             1998
                                                          --------      --------               ------           ------
         Components of net periodic benefit cost:

            Service cost                            $      680              769                   30              46

            Interest cost                                3,876            3,656                  181             265

            Expected return on plan assets              (4,410)          (3,715)                  --              --

            Amortization of prior service cost              55               76                 (315)           (193)

            Recognized net actuarial (gain) loss            --             (103)                (142)            (79)
                                                    ----------          -------               ------           -----
            Net periodic benefit cost               $      201              683                 (246)             39
                                                    ==========          =======               ======           =====

        Assumed health care cost trend rates have a significant effect on the amounts reported for the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                        1% Point      1% Point
                                                        Increase      Decrease
                                                        --------      --------
        Effect on total of service and interest
          cost components of expense                     $    168        158

        Effect on postretirement benefit obligation      $  2,273      2,118

(9)     Capital Stock

        Effective January 16, 1998, the Company amended and restated its Certificate of Incorporation and approved a recapitalization plan resulting in the conversion of Series A and Series B convertible preferred stock (the "Previously Issued Preferred Stock") into Series AA and Series BB convertible Preferred Stock collectively, ("Preferred Stock"). At March 31, 1999, capital stock consists of Holdings' common stock ("Common Stock") and Preferred Stock. The Preferred Stock has rights on preferences substantially the same as the Previously Issued Preferred Stock. Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote on. The Preferred Stock has no voting rights. Dividends on the Common Stock and Preferred Stock are discretionary by the Board of Directors. Upon the occurrence of a Liquidation Event (as defined in the amended and restated

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         Certificate of Incorporation), all amounts available for payment or distribution shall first be paid to holders of Series BB preferred stock, then holders of Series AA preferred stock and then to holders of Common Stock. Each share of the Preferred Stock may be converted, at the option of the holder, into shares of Common Stock using conversion ratios and subject to conditions set forth in the Company's Certificate of Incorporation.

 (10)    Stock Option Plans

         Effective April 1, 1997 the Company changed its method of accounting for stock-based compensation plans from the intrinsic value method of APB 25 to the fair value method established by SFAS 123. Application of the recognition provisions of SFAS 123 is prospective (restatement of prior periods is prohibited). However, SFAS 123 pro forma information for prior years is required. The effects of applying SFAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on future years.

         Common Stock Option Plan

         In 1993, the Company established the ACG Holdings, Inc. Common Stock Option Plan. This plan, as amended, (the "1993 Common Stock Option Plan") is administered by a committee of the Board of Directors (the "Committee") and provides for granting up to 20,841 shares of Common Stock. On January 16, 1998, the Company established another common stock option plan (the "1998 Common Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 36,939 shares of Common Stock. The 1993 Common Stock Option Plan and the 1998 Common Stock Option Plan are collectively referred to as the "Common Stock Option Plans". Stock options may be granted under the Common Stock Option Plans to officers and other key employees of the Company at the exercise price per share of Common Stock, as determined at the time of grant by the Committee in its sole discretion. All options are 25% exercisable on the first anniversary date of a grant and vest in additional 25% increments on each of the next three anniversary dates of each grant. All options expire 10 years from date of grant.

         A summary of activity under the Common Stock Option Plans is as follows:
                                                                      Weighted-
                                                                      Average
                                                                      Exercise
                                                        Options       Price ($)
                                                        -------       ---------
          Outstanding at March 31, 1996                  16,499         50.00
             Granted                                      6,015         50.00
             Exercised                                      --           --
             Forfeited                                   (3,214)        50.00
                                                       --------
          Outstanding at March 31, 1997                  19,300         50.00
             Granted                                     30,014           .01
             Exercised                                  (11,773)        14.95
             Forfeited                                     (334)        50.00
                                                       --------
          Outstanding at March 31, 1998                  37,207          1.42(a)
             Granted                                      4,283         97.45
             Exercised                                      --           --
             Forfeited                                   (4,309)        12.23
                                                       --------
          Outstanding at March 31, 1999                  37,181         11.23
                                                       ========

        (a)  Reflects Fiscal Year 1998 option repricing discussed below.

        The weighted-average grant-date fair value of options granted was $0 for fiscal years ending March 31, 1999, 1998 and 1997. The weighted-

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         average remaining contractual life of the options outstanding at March 31, 1999 was 7.5 years. The options outstanding at March 31, 1999, had exercise prices ranging from $.01 to $240. Of the options outstanding; 9,698; 1,147 and 9,004 were exercisable at March 31, 1999, 1998 and 1997, respectively. The weighted-average exercise price of the exercisable options was $.01 at March 31, 1999 and 1998, and $50 at March 31, 1997. During Fiscal Year 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. A total of 9,188 shares (including 362 previously exercised options that were subsequently cancelled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 1999. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997: risk-free interest rates of 4.5 - 5.6%, 5.5% and 6.5%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 5 years.

         For the purposes of Fiscal Year 1997 SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because the fair value of the Company's options equaled $0, earnings were the same for Fiscal Year 1997 under both APB 25 and SFAS 123.

         Preferred Stock Option Plan

         In Fiscal Year 1998, the Company established the ACG Holdings, Inc. Preferred Stock Option Plan (the "Preferred Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 583 shares of Preferred Stock. Stock options may be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options are fully vested and are 100% exercisable at the date of grant. All options expire 10 years from date of grant.

         A summary of the Preferred Stock Option Plan is as follows:

                                                            Options
                                                            -------
         Outstanding at March 31, 1997                         --

            Granted                                           526

            Exercised                                          --

            Forfeited                                          --
                                                            -----
         Outstanding at March 31, 1998                        526

            Granted                                            29

            Exercised                                          --

            Forfeited                                          --
                                                            -----
         Outstanding at March 31, 1999                        555
                                                            =====

         All options were granted with a $1,909 exercise price. The weighted-average grant-date fair value of options granted was $1,288 and $1,091 for Fiscal Year 1999 and Fiscal Year 1998, respectively. The weighted-average remaining contractual life of the options outstanding at March 31, 1999 was 8.8 years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for Fiscal Year 1999 and Fiscal Year 1998: risk free interest rate of 5.6% and 5.5%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 2 years. All of the options outstanding were exercisable at March 31, 1999. A total of 28 shares of Holdings Preferred Stock was reserved for issuance, but not granted under the Preferred Stock Option Plan at March 31, 1999.

         As a result of the SFAS 123 requirements, the Company recognized $0.0 million and $0.6 million of related compensation expense in Fiscal Year 1999 and Fiscal Year 1998, respectively.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(11)    Commitments and Contingencies

        The Company incurred rent expense for Fiscal Year 1999, Fiscal Year 1998, and Fiscal Year 1997 of $6.9 million, $6.4 million, and $5.4 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 1999 are as follows (in thousands):

                         Fiscal Year
                         -----------
                         2000                             $  5,051

                         2001                                4,106

                         2002                                3,461

                         2003                                2,216

                         2004                                  980

                         Thereafter                          3,589
                                                          --------
                               Total                      $ 19,403
                                                          ========

        The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at March 31, 1999, excluding bonuses, was approximately $2.7 million.

        On December 21, 1989, Graphics sold to CPS Corp ("CPS"), its ink manufacturing operations and facilities. Graphics remains contingently liable under $1.5 million of industrial revenue bonds assumed by CPS. CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

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

        In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 1999 is $25.7 million and is included within Other liabilities in the Company's consolidated balance sheet.

        Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA", also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 1999. The Company believes this amount is adequate to cover such liability.

        The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

(12)    Significant Customers

        No single customer represented 10% or more of total sales in the fiscal years ended March 31, 1999, 1998 and 1997.

(13)    Interim Financial Information (Unaudited)

        Quarterly financial information follows (in thousands):

                                                                                    Loss
                                                                                   Before
                                                                  Gross         Extraordinary      Extraordinary      Net Income
                                             Net Sales            Profit             Item                Item            (Loss)
                                            -------------      ----------       -------------      -------------      ----------
        Fiscal Year 1999:

            Quarter Ended
               June 30                      $   127,813           18,562            (1,423)           (4,020)            (5,443)
               September 30                     126,965           20,014            (1,572)               --             (1,572)
               December 31                      144,296           26,000             3,557                --              3,557
               March 31                         121,269           16,676            (8,924)              (86)            (9,010)
                                            -----------        ---------         ---------          --------          ---------
                     Total                  $   520,343           81,252            (8,362)           (4,106)           (12,468)
                                            ===========        =========         =========          ========          =========

        Fiscal Year 1998:

            Quarter Ended
               June 30                      $   126,128           17,028            (4,950)               --             (4,950)
               September 30                     135,609           17,863            (6,404)               --             (6,404)
               December 31                      145,748           20,370            (2,285)               --             (2,285)
               March 31                         125,850           16,667           (16,256)               --            (16,256)
                                            -----------        ---------         ---------          --------          ---------
                     Total                  $   533,335           71,928           (29,895)               --            (29,895)
                                            ===========        =========         =========          ========          =========

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(14)    Restructuring Costs and Other Special Charges

        Restructuring Costs:

        American Color. In March 1999, the Company approved a plan for its American Color division which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000.

        In April 1995, the Company implemented a plan for its American Color division, which was designed to improve productivity, increase customer service and responsiveness, and provide increased growth in the digital imaging and prepress services business. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $5 million which were incurred as a part of this plan (excluding other special charges related to asset write-offs and write-downs - see below) represent employee termination, goodwill write-down and other related costs that were incurred as a direct result of the plan. Approximately $0.9 million of restructuring costs primarily related to relocation expenses were recognized in Fiscal Year 1997.

        Printing. In January 1998, the Company approved a plan for its printing division, which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $3.9 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $3.3 million of employee termination costs and $0.6 million of relocation and other transition expenses. This restructuring charge was recorded in the quarter ended March 31, 1998. These costs were paid or settled before March 31, 1999.

        Other Special Charges:

        During the quarter ended March 31, 1999, the Company recorded special charges totaling $0.9 million to adjust the carrying values of idle, disposed and under-performing assets of the American Color division to estimated fair values. The provision was based on a review of the Company's long-lived assets in accordance with SFAS 121. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available.

        During the quarter ended March 31, 1998, the Company recorded special charges totaling $1.7 million to adjust the carrying values of idle, disposed and under-performing assets of the printing segment to estimated fair values. The provision was based on a review of the Company's long-lived assets in accordance with SFAS 121. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

        During Fiscal Year 1997, the Company recorded special charges totaling $1.9 million, for impaired long-lived assets and to adjust the carrying values of idle, disposed and under-performing assets to estimated fair values. The provisions were based on a review of long-lived assets in connection with the initial adoption of SFAS 121. Of the Fiscal Year 1997 total of long-lived assets that were adjusted based on being idle, disposed of or under-performing, approximately $0.4 million and $1.5 million related to the printing and American Color divisions, respectively. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available.

        These special charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

(15)    Non-recurring Charge Related to Resignation of Former Chief Executive
        Officer

        A non-recurring charge of $1.9 million relating to the resignation of the Company's former Chief Executive Officer was recorded in Fiscal Year 1997, and is classified as a selling, general and administrative expense. Payments under the related agreement continue through 2001, subject to certain requirements.

(16)    Summarized Financial Information of American Color Graphics, Inc.

        Summary financial information for Holdings' wholly-owned subsidiary, American Color Graphics, Inc., is as follows (in thousands):

                                                      March 31,
                                          --------------------------------
                                             1999                   1998
                                          ----------             ---------
         Balance sheet data:

         Current assets                  $    71,591               80,163

         Noncurrent assets                   227,409              249,795

         Current liabilities                  77,515               69,176

         Noncurrent liabilities              341,264              367,490


                                                     Year ended March 31,
                                           -------------------------------------
                                               1999          1998         1997
                                           -----------    ---------    ---------
         Statement of operations data:

         Sales                             $  520,343       533,335     524,551

         Operating income                      29,455        12,103      10,372

         Net loss                             (12,468)      (29,895)    (31,703)

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(17)    Industry Segment Information

        Effective March 31, 1999, the Company adopted the provisions of SFAS
        131. The Company has restated its sector disclosures in prior years to conform to the requirements of SFAS 131. The Company has significant operations principally in two industry segments: (1) printing and (2) digital imaging and prepress services. All of the Company's printing business and assets are attributed to the printing division and all of the Company's digital imaging and prepress business and assets are attributed to the American Color division ("American Color"). The Company's digital visual effects operations and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by SFAS 131.

        The Company has two reportable segments: (1) printing and (2) digital imaging and prepress services. The printing business produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's digital imaging and prepress services business assist customers in the capture, manipulation, transmission and distribution of images. The majority of its work leads to the production of four-color separations in a format appropriate for use by printers.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

        The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                                                       Digital
                                                                                      Imaging &       Corporate and
       (In Thousands of Dollars)                                     Printing          Prepress           Other             Total
       ------------------------------------------------------      -----------       -----------      -------------      ----------

       1999
       Segment revenues                                          $   431,936           83,816             4,591            520,343

       EBITDA                                                    $    61,627            5,283            (2,624)            64,286
          Depreciation and amortization                               22,633            6,670             4,373             33,676
          Interest expense                                                --               --            36,242             36,242
          Interest income                                                 --               --              (165)              (165)
          Other charges, net                                              --            1,155                --              1,155
          Other, net                                                      24              819               374              1,217
                                                                 -----------         --------          --------          ---------
            Income (loss) from continuing operations before
              income taxes and extraordinary items               $    38,970           (3,361)          (43,448)            (7,839)

       Total assets                                              $   256,641           30,451            11,908            299,000

       Total capital expenditures                                $     9,369            6,051               818             16,238

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


                                                                Digital
                                                               Imaging &    Corporate and
(In Thousands of Dollars)                        Printing       Prepress        Other        Total
-------------------------                        --------       --------    -------------    -----

1998
Segment revenues                                  $446,350       82,384         4,601       533,335

EBITDA                                            $ 46,838        8,405        (2,876)       52,367
   Depreciation and amortization                    22,499        6,001        10,037        38,537
   Interest expense                                   --           --          38,956        38,956
   Interest income                                    --           --            (143)         (143)
   Other special charges - SFAS 121                  1,727         --            --           1,727
   Other, net                                          207         (206)          411           412
                                                  --------     --------      --------      --------
     Income (loss) from continuing operations
       before income taxes                        $ 22,405        2,610       (52,137)      (27,122)

Total assets                                      $278,965       33,351        17,642       329,958

Total capital expenditures                        $ 14,438        7,291         1,984        23,713

---------------------------------------------------------------------------------------------------

1997
Segment revenues                                  $449,924       71,712         2,915       524,551

EBITDA                                            $ 46,755        5,180        (4,963)       46,972
   Depreciation and amortization                    20,431        5,017         9,208        34,656
   Interest expense                                   --           --          36,289        36,289
   Interest income                                    --           --            (157)         (157)
   Other special charges - SFAS 121                    466        1,478          --           1,944
   Other, net                                          179           93           (27)          245
                                                  --------     --------      --------      --------
     Income (loss) from continuing operations
       before income taxes                        $ 25,679       (1,408)      (50,276)      (26,005)

Total assets                                      $282,519       34,208        17,248       333,975

Total capital expenditures                        $ 27,844        5,681         4,242        37,767

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 1999). All directors hold office until their successors are duly elected and qualified.

Name                     Age     Position with Graphics and Holdings
----                     ---     -----------------------------------
Stephen M. Dyott          47     Chairman, President, Chief Executive Officer
                                 and Director
Michael M. Janson         50     Director
Eric T. Fry               32     Director
Joseph M. Milano          46     Executive Vice President and Chief Financial
                                 Officer
Larry R. Williams         58     Executive Vice President Purchasing of Graphics
Timothy M. Davis          44     Senior Vice President-Administration, Secretary
                                 and General Counsel
Malcolm J. Anderson       60     Executive Vice President Operations of Graphics
Patrick W. Kellick        41     Senior Vice President/Corporate Controller and
                                 Assistant Secretary

Stephen M. Dyott - Chairman and Chief Executive Officer of Graphics and Holdings since September 1996; President of Holdings since February 1995; Director of Graphics and Holdings since September 1994; Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996; President of Graphics since 1991; Vice President and General Manager - Flexible Packaging, American National Can Company ("ANCC") from 1988 to 1991; Vice President and General Manager - Tube Packaging, ANCC from 1985 to 1987.

Michael M. Janson - Director of Holdings and Graphics since February 1998; Managing Director of the general partner of Morgan Stanley Dean Witter Capital Partners ("MSDWCP") and of Morgan Stanley & Co., Incorporated ("MS&Co."); 1987 joined MS&Co.; 1997 joined MSDWCP; Managing Director in MS&Co.'s High Yield Capital Markets Department before joining MSDWCP; Director of Choice One Communications Inc., Silgan Holdings Inc., and Renaissance Media Group.

Eric T. Fry - Director of Graphics and Holdings since March 1996; Vice President of the general partner of MSDWCP and MS&Co.; Joined MS&Co. in 1989, initially in the Mergers and Acquisitions Department and from 1991 to 1992 in MSDWCP; From 1992 to 1994 attended Harvard Business School and received an MBA; Rejoined MSDWCP in 1994; Director of Enterprise Reinsurance Holdings Corporation, Vanguard Health Systems, Inc. and LifeTrust America, L.L.C.

Joseph M. Milano - Executive Vice President and Chief Financial Officer of Holdings and Graphics from 1997 to 1998; Senior Vice President and Chief Financial Officer of Holdings and Graphics from 1994 to 1997; Vice President - Finance of Holdings and Graphics from 1992 to 1994; Vice President and Chief Financial Officer, Farrel Corporation, 1989 to 1992; Vice President and Chief Financial Officer, Electronic Mail Corporation of America from 1984 to 1988.

Larry R. Williams - Executive Vice President, Purchasing of Graphics since 1997; Senior Vice President - Purchasing, Marketing and Newspaper Sales of Graphics from 1996 to 1997; Senior Vice President of Purchasing / Transportation of Graphics from 1993 to 1996; Independent Management Consultant from 1992 to 1993 and Senior Vice President, Operations Support for Ryder Systems from 1990 to 1992.

Timothy M. Davis - Senior Vice President - Administration, Secretary and General Counsel of Holdings and Graphics since 1989; Assistant General Counsel of MacMillan, Inc. and counsel to affiliates of Maxwell Communication Corporation North America, January 1989 to June 1989; Attorney in private practice from 1981 to 1989.

Malcolm J. Anderson - Executive Vice President Operations of Graphics since 1996; Senior Vice President Operations of Graphics from 1993 to 1996; President, Plastic Products Division of Kerr Group, Inc. from 1989 to 1993; Vice President Manufacturing - Flexible Packaging, American National Can Company from 1982 to 1989; Vice President, Eastern Division General Manager of Sinclair and Valentine Ink Company from 1980 to 1982.

Patrick W. Kellick - Senior Vice President/Corporate Controller of Holdings and Graphics from 1997 to 1998; Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997; Corporate Controller of Graphics since 1987, and Assistant Secretary of Holdings and Graphics since 1995; various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including CFO from 1986 to 1987; Auditor with KPMG from 1979 to 1984.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for services to Holdings and Graphics during the fiscal years ended March 31, 1999, 1998 and 1997 to the Chief Executive Officers and the four other most highly compensated executive officers (the "Named Executive Officers") of Holdings and/or Graphics.

                           Summary Compensation Table

                                                                                          Long-Term Compensation
                                                                                      ---------------------------------
                                                         Annual Compensation                   Awards           Payouts
                                                   -------------------------------    ------------------------  -------
                                                                                                    Securities
                                                                             Other                    Under-
                                                                            Annual    Restricted      lying                All Other
   Name and Principal                                                       Compen-      Stock       Options/     LTIP      Compen-
        Position                Period              Salary       Bonus      sation     Award(s)     SAR's (#)    Payouts    sation
        --------                ------              ------       -----      ------     --------     ---------    -------    ------

Stephen M. Dyott            Fiscal Year 1999       $517,311    $800,000        --         --              --       --          --
Chairman, President and     Fiscal Year 1998       $475,000    $525,000        --         --           9,462       --          --
Chief Executive Officer     Fiscal Year 1997       $463,462    $350,000        --         --           1,761       --          --
& Director

Joseph M. Milano            Fiscal Year 1999       $287,981    $325,000        --         --              29       --          --
Executive Vice President    Fiscal Year 1998       $275,000    $290,000        --         --           5,217       --          --
& Chief Financial Officer   Fiscal Year 1997       $260,097    $150,000        --         --             760       --          --

Larry R. Williams           Fiscal Year 1999       $300,000    $200,000        --         --              --       --          --
Executive Vice President    Fiscal Year 1998       $300,000    $200,000        --         --           1,158       --          --
Purchasing of Graphics      Fiscal Year 1997       $230,000    $105,000        --         --             125       --          --

Timothy M. Davis            Fiscal Year 1999       $252,308    $225,000        --         --              --       --          --
Senior Vice                 Fiscal Year 1998       $233,200    $160,000        --         --           2,538       --          --
President-Administration,   Fiscal Year 1997       $220,562    $110,000        --         --             290       --          --
Secretary & General
Counsel

Malcolm J. Anderson         Fiscal Year 1999       $240,385    $225,000        --         --              --       --          --
Executive Vice President    Fiscal Year 1998       $230,000    $200,000        --         --           1,158       --          --
Operations of Graphics      Fiscal Year 1997       $230,000    $105,000        --         --             125       --          --

The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year. All outstanding options issued prior to April 8, 1993 were canceled in connection with the 1993 Acquisition.



                      Option/SAR Grants in Last Fiscal Year

                                                                                                              Alternative
                                                                                                             To (f) and (g)
                                                                                                              Grant Date
                                             Individual Grants                                                  Value
------------------------------------------------------------------------------------------------------      ---------------

                                                      % of Total
                                                       Options/
                                  Number of              SAR's
                                  Securities          Granted to                                                 Grant
                                  Underlying           Employees         Exercise or                             Date
                                Options/SAR's          in Fiscal          Base Price        Expiration          Present
            Name                 Granted (#)           Year 1999            ($/sh)             Date            Value ($)
            ----                 -----------           ---------            ------             ----            ---------
Preferred Plan

    Joseph M. Milano                 29(a)               100%              1,908.76         06/04/2008        37,352(b)

----------
(a) Options granted to Joseph M. Milano on June 4, 1998 were granted pursuant to the ACG Holdings, Inc. Preferred Stock Option Plan at an exercise price of $1,908.76 and the underlying securities had a per share fair market value on the date of grant of $3,000. These options were fully vested and exercisable on the date of grant.

(b) The grant date present value shown in the table is based on calculations using a Black-Scholes option pricing model with the following weighted-average assumptions at the date of grant: risk free interest rate of 5.59%; no annual dividend yield; volatility factor of 0; and an expected option life of two years.


The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values


                                                                        Number of Securities          Value of Unexercised
                                                                       Underlying Unexercised        In-the-Money Options/
                               Shares Acquired         Value          Options/SAR's at 3/31/99          SAR's at 3/31/99
                               on Exercise (#)      Realized($)       Exercisable/Unexercisable    Exercisable/Unexercisable($)
                               ----------------    ---------------    -------------------------    ---------------------------
Common Plan (a)
     Stephen M. Dyott                --                  --               3,042.50 / 7,853                     (a)
     Joseph M. Milano                --                  --            1,783.25 / 4,336.75                     (a)
     Larry R. Williams               --                  --                   452.25 / 931                     (a)
     Timothy M. Davis                --                  --              840.75 / 2,048.50                     (a)
     Malcolm J. Anderson             --                  --                   452.25 / 931                     (a)

Preferred Plan (b)
     Stephen M. Dyott                --                  --                        292 / 0                  318,642 / 0 (b)
     Joseph M. Milano                --                  --                        175 / 0                  190,967 / 0 (b)
     Timothy M. Davis                --                  --                         88 / 0                   96,029 / 0 (b)

(a) Holdings' common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the common stock at March 31, 1999. Holdings believes the exercise price of the options held by the Named Executive Officers at March 31, 1999, was in each case greater than the fair market value of the underlying shares of Holdings' common stock as of such date.

(b) Holdings' preferred stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the preferred stock at March 31, 1999.

Pension Plan

Graphics sponsors the American Color Graphics, Inc. Salaried Employees' Pension Plan (the "Pension Plan"), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994.

In October 1994, the Board of Directors approved an amendment to the Pension Plan which resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 8 to our consolidated financial statements appearing elsewhere in this Report).

At March 31, 1999, all of the Named Executive Officers had vested in the pension plan. At March 31, 1999, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Joseph M. Milano (2 years, 7 months; $5,820), Larry R. Williams (1 year, 5 months; $3,192), Timothy M. Davis (5 years, 5 months; $11,700) and Malcolm J. Anderson (1 year, 3 months; $2,820).

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

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for the Named Executive Officers and five other key executives. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Milano, Williams, Davis and Anderson) and retirement on or after attaining age 65 or the present value of such benefit at an earlier date under certain circumstances. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

         Stephen M. Dyott                                      $100,000
         Joseph M. Milano                                      $100,000
         Larry R. Williams                                     $ 50,000
         Timothy M. Davis                                      $ 75,000
         Malcolm J. Anderson                                   $ 50,000

Such benefits will be paid from our assets (see note 8 to our consolidated financial statements appearing elsewhere in this Report).

Compensation of Directors

Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

In connection with the 1993 Acquisition, Graphics entered into a new employment agreement with Stephen M. Dyott (the "Dyott Employment Agreement"). The Dyott Employment Agreement superseded previous employment agreements.

The Dyott Employment Agreement had an initial term of four years commencing as of the effective time Acquisition Corp. merged with and into Holdings. The term under the Dyott Employment Agreement is therefore automatically extended for one-year periods absent two year's written notice of an intent by either party not to renew. The Dyott Employment Agreement provides for the payment of an annual salary and an annual bonus pursuant to a plan adopted following the 1993 Acquisition. In addition, under the Dyott Employment Agreement, Mr. Dyott is eligible to receive all other employee benefits and perquisites made available to Graphics' senior executives generally.

Under the Dyott Employment Agreement, if the employee's employment is terminated by Graphics "without cause" ("cause", as defined in the Dyott Employment Agreement, means a material breach by the employee of his obligations under the Dyott Employment Agreement; continued failure or refusal of the employee to substantially perform his duties to Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee's conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics) or by the employee for "good reason" (which, as defined in the Dyott Employment Agreement, means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee's responsibilities or title; a material change in the employee's principal employment location; or a material breach by Graphics of a material term of the Dyott Employment Agreement), the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary continuation payments (and certain other benefits) through the greater of the remainder of the scheduled term and a period of two years beginning on the date of termination. The Dyott Employment Agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

On July 15, 1998 Graphics entered into severance agreements with Joseph M. Milano and Timothy M. Davis which provide that in the event the employee's employment is terminated by Graphics without "cause", as defined above (but also including as "cause" competition with Graphics), or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for three years following termination. The severance agreements contain confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the third anniversary of the date employment has ceased.

Graphics is also a party to letter agreements with Larry R. Williams and Malcolm
J. Anderson which provide for a term of employment with an initial period of two years with one year automatic extensions. Such agreements also provide that in the event the employee's employment is terminated by Graphics without "cause", as defined in the severance agreements above, or by the employee for "good reason", as defined above, the employee will be entitled to base salary continuation for two years following termination. Such base salary payments will be reduced to the extent the employee receives compensation from another employer. The letter agreements contain confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

James T. Sullivan resigned as Chairman of the Board and Chief Executive Officer and as a director and employee of Holdings effective as of September 18, 1996 (the "Effective Date"). For the period commencing on the Effective Date and ending on April 8, 1999, Mr. Sullivan held the title of Vice Chairman of Holdings. Mr. Sullivan received salary continuation payments at an annual rate of $0.6 million through April 8, 1999. For two years thereafter, Mr. Sullivan will be engaged as a consultant to Holdings for which he will be paid an annual fee of $0.2 million. Under the terms of his resignation agreement, Mr. Sullivan was entitled, through April 8, 1999, to continue to participate in certain employee benefit plans provided by Holdings to its employees generally. Mr. Sullivan also received payment of his full supplemental retirement benefit under the American Color Graphics, Inc. Supplemental Executive Retirement Plan. Mr. Sullivan's resignation agreement also contains certain non-competition and non-solicitation obligations that end on April 8, 2001 as well as confidentiality obligations that continue indefinitely.

Compensation Committee Interlocks and Insider Participation

We have not maintained a formal compensation committee since the 1993 Acquisition. Mr. Dyott sets compensation in conjunction with the Board of Directors.

Repriced Options

During Fiscal Year 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. Based upon the Board of Directors determination, the new exercise price was not less than the fair market value of such options. See note 10 to our consolidated financial statements appearing elsewhere in this Report. The following table presents information concerning all repricing of options and SARs held by any executive officer during the last ten completed fiscal years.

                        Ten Year Option / SAR Repricings

                                                Number of        Market Price
                                               Securities        of Stock at       Exercise                          Length of
                                               Underlying          Time of         Price at         New           Original Option
                                              Options/SARs       Repricing or       Time of        Exercise      Term Remaining at
                                               Repriced or        Amendment        Repricing        Price        Date of Repricing
            Name                      Date     Amended (#)           ($)              ($)            ($)            or Amendment
------------------------------     --------   --------------    ---------------   ----------      ---------      -----------------
Stephen M. Dyott                   01/16/98        1,761              --                50           .01            8 yrs. 6 mo.
Chairman, President,               01/16/98          380              --                50           .01            7 yrs. 6 mo.
Chief Executive Officer            01/16/98          859              --                50           .01            6 yrs. 5 mo.
and Director                       01/16/98        2,300              --                50           .01            5 yrs. 0 mo.

Joseph M. Milano                   01/16/98          760              --                50           .01            8 yrs. 6 mo.
Executive  Vice President and      01/16/98          614              --                50           .01            7 yrs. 6 mo.
Chief Financial Officer            01/16/98          688              --                50           .01            6 yrs. 5 mo.
                                   01/16/98          102              --                50           .01            5 yrs. 0 mo.

Larry R. Williams                  01/16/98          125              --                50           .01            8 yrs. 6 mo.
Executive Vice President           01/16/98          526              --                50           .01            6 yrs. 5 mo.
Purchasing of Graphics

Timothy M. Davis                   01/16/98          290              --                50           .01            8 yrs. 6 mo.
Senior Vice President -            01/16/98          535              --                50           .01            6 yrs. 5 mo.
Administration, Secretary          01/16/98          255              --                50           .01            5 yrs. 0 mo.
and General Counsel

Malcolm J. Anderson                01/16/98          125              --                50           .01            8 yrs. 6 mo.
Executive Vice President           01/16/98          526              --                50           .01            6 yrs. 5 mo.
Operations of Graphics

Patrick W. Kellick                 01/16/98          257              --                50           .01            8 yrs. 6 mo.
Senior Vice President/             01/16/98          105              --                50           .01            6 yrs. 5 mo.
Corporate Controller and
Assistant Secretary

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 1999, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

                                        Shares of Holdings         Percent        Shares of Holdings       Percent
Name                                       Common Stock           of Class         Preferred Stock        of Class
----                                       ------------           --------         ---------------        --------
The Morgan Stanley Leveraged Equity
Fund II, L.P.
1221 Ave. of the Americas
New York, NY 10020                             59,450               44.3                  2,727             52.2

MSCP III Entities (a)
1221 Ave. of the Americas
New York, NY 10020                             23,332               17.4                  1,070             20.5

First Plaza Group Trust
c/o Mellon Bank, N.A.
1 Mellon Bank Center
Pittsburgh, PA 15258                           17,000               12.7                    780             14.9

Leeway & Co.
c/o State Street
Master Trust Div. W6
One Enterprise Drive
North Quincy, MA 02171                         10,667                8.0                    489              9.4

Directors and Named Executive Officers:

     Stephen M. Dyott (b)                       7,117                5.2                    315              5.7

     Joseph M. Milano (c)                       2,898                2.1                    175              3.2

     Larry R. Williams (d)                        878                0.7                     --               --

     Timothy M. Davis (e)                       1,570                1.2                     88              1.7

     Malcolm J. Anderson (f)                      878                0.7                     --               --

     Michael M. Janson                             --                 --                     --               --

     Eric T. Fry                                   --                 --                     --               --

All current directors and
executive officers as a group (g)              16,492               11.6                    583             10.1

(a)      Includes Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III
         892 Investors, L.P.
(b)      Includes 3,042 common stock options and 292 preferred stock options exercisable within 60 days.
(c)      Includes 1,783 common stock options and 175 preferred stock options exercisable within 60 days.
(d)      Includes 452 common stock options exercisable within 60 days.
(e)      Includes 841 common stock options and 88 preferred stock options exercisable within 60 days.
(f)      Includes 452 common stock options exercisable within 60 days.
(g)      Includes 7,999 common stock options and 555 preferred stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The 1993 Acquisition

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "1993 Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), certain institutional investors and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the 1993 Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

Pursuant to the Merger Agreement, (i) MSLEF II and the Purchasing Group made a $40 million equity investment in Holdings and acquired (a) 90% of the outstanding Holdings' common stock and (b) all the outstanding shares of the preferred stock of Holdings, with a total preference of $40 million and which, under certain circumstances, is convertible into shares of Holdings' common stock; and (ii) Golder, Thoma, & Cressey, an Illinois limited partnership ("GTC") and its affiliates received 4,987 shares of Holdings' common stock.

MSLEF II is an investment fund affiliated with MSDW. MSDW is a holding company that, through its subsidiaries, is a major international financial services firm. In addition, two of the current directors of Holdings are employees of Morgan Stanley & Co. Incorporated, an affiliate of MSLEF II and also a subsidiary of MSDW. As a result of these relationships, MSDW may be deemed to control the management and policies of Graphics and Holdings. In addition, MSDW may be deemed to control matters requiring shareholders' approval, including the election of all directors, the adoption of amendments to the Certificates of Incorporation of Holdings and Graphics and the approval of mergers and sales of all or substantially all of Graphics' and Holdings' assets.

Management Equity Participation. In connection with the 1993 Acquisition, certain members of our management at that time, including James T. Sullivan and Stephen M. Dyott (collectively, the "Management Investors"), invested an aggregate of approximately $2.3 million in Holdings and received an aggregate of 3,700 shares of Holdings Common Stock and 185 shares of Holdings' preferred stock.

Each Management Investor also entered into a Management Equity Agreement, dated as of April 8, 1993, with Holdings (collectively, the "Management Agreements"), pursuant to which, if a Management Investor's employment with us terminates for any reason, Holdings has the right to repurchase any of the shares of Holdings' common stock and Holdings' preferred stock held by such Management Investor at a price per share equal to the "Series AA Threshold Amount" (as defined in section 4.02(e)(viii) of Holdings' Certificate of Incorporation) applicable to such shares at such time divided by the number of shares of Holdings' preferred stock outstanding at such time. In the case of shares of Holdings' common stock held by such Management Investor, the repurchase price will be equal to fair market value. The payment of the repurchase price may be deferred (with interest) if the making of such payment would cause Holdings to violate any debt covenant or provision of applicable law, or if the Board of Directors of Holdings determines that Holdings is not financially capable of making such payment.

Stockholders' Agreement. In connection with the Shakopee Merger, Holdings, MSLEF II, other entities affiliated with MSDW and the other stockholders of Holdings entered into an amended and restated stockholders' agreement, dated as of August 14, 1995. The stockholders' agreement includes provisions requiring the delivery of certain shares of Holdings' common stock from the "Purchasers", as defined in the stockholders' agreement, which includes MSLEF II, certain institutional investors and members of management, to Holdings, depending upon the return realized by the Purchasers on their investment, and thereafter from Holdings to the "Existing Holders," as defined in the stockholders' agreement, which includes the stockholders' of Holdings immediately prior to the 1993 Acquisition. Depending upon the returns realized by the Purchasers on their investment, their interest in the Holdings' common stock could be reduced and the interest of the Existing Holders could be increased. The stockholders' agreement gives the Existing Holders, the right to designate a director of Holdings and the entities affiliated with MSDW also the right to designate a director. The stockholders' agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders' agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm's length basis.

Tax Sharing Agreement

Holdings and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for federal income tax purposes) is liable to Holdings for amounts representing federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Holdings the lesser of (i) Graphics' federal tax liability computed on a stand-alone basis and (ii) its allocable share of the federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings' losses reduce consolidated tax liability. Reimbursement for the use of such Holdings' losses will occur when the losses may be used to offset Holdings' income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of federal income taxes as described above.

Preferred Stock Option Plan

In Fiscal Year 1998, we established the ACG Holdings, Inc. Preferred Stock Option Plan (the "Preferred Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 583 shares of Holdings' preferred stock. Stock options may be granted under this Preferred Stock Option Plan to officers and other key employees at the exercise price per share of preferred stock, as determined at the time of grant by the Committee in its sole discretion. All options are fully vested and are 100% exercisable at the date of grant. All options expire 10 years from date of grant. In Fiscal Year 1999 and Fiscal Year 1998, we granted options to purchase 29 shares and 526 shares, respectively, of preferred stock to certain key executives, at an exercise price of $1,909/share. See note 10 to our consolidated financial statements appearing elsewhere in this Report.

Other

MS&Co. acted as placement agent in connection with the original private placement of the Notes and received a placement fee of $5.6 million in connection therewith. MS&Co. is affiliated with entities that beneficially own a substantial majority of the outstanding shares of capital stock of Holdings. MS&Co. had a $5 million participation in the Old Term Loan Facility and received fees of approximately $0.3 million in connection therewith. In addition, Morgan Stanley Senior Funding, Inc. originally had a participation of approximately $35 million in the Bank Credit Agreement and received gross fees of approximately $0.5 million in connection therewith. On June 8, 1998, Morgan Stanley Senior Funding, Inc. reduced its participation in such credit facility to $11.5 million.

                                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

          Reports of Independent Auditors

      1 and 2. Financial Statements: The following Consolidated Financial Statements of Holdings are included in Part II, Item 8:

                  Consolidated balance sheets - March 31, 1999 and 1998

                  For the Years Ended March 31, 1999, 1998 and 1997:

                        Consolidated statements of operations
                        Consolidated statements of stockholders' deficit Consolidated statements of cash flows

                        Notes to Consolidated Financial Statements

                  Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

     Schedules                                                 Page No.

I.   Condensed Financial Information of Registrant.............  67
     Condensed Financial Statements (parent company only) for the years ended March 31, 1999, 1998, and 1997 and as of March 31, 1999 and 1998

II.  Valuation and qualifying accounts........................   74

      Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set-forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit No.       Description
----------        ------------
   3.1            Certificate of Incorporation of Graphics, as amended to date*
   3.2            By-laws of Graphics, as amended to date*
   3.3            Restated Certificate of Incorporation of Holdings, as amended to date
   3.4            By-laws of Holdings, as amended to date*
   4.1            Indenture (including the form of Note), dated as of August 15,
                  1995, among Graphics, Holdings and NationsBank of Georgia,
                  National Association, as Trustee**
  10.1            Credit Agreement, dated as of August 15, 1995 and Amended and
                  Restated as of May 8, 1998, among Holdings, Graphics, GE
                  Capital Corporation as Documentation Agent, Morgan Stanley
                  Senior Funding, Inc. as Syndication Agent, Bankers Trust
                  Company as Administrative Agent and the parties signatory thereto++++
 10.1(a)          June 8, 1998, First Amendment to Amended and Restated Credit
                  Agreement dated as of May 8, 1998, among Holdings, Graphics,
                  GE Capital Corporation as Documentation Agent, Morgan Stanley
                  Senior Funding, Inc. as Syndication Agent, Bankers Trust
                  Company as Administrative Agent and the parties Signatory thereto++++
 10.1(b)          February 3, 1999, Second Amendment to Amended and Restated
                  Credit Agreement dated as of May 8, 1998, among Holdings,
                  Graphics, GE Capital Corporation as Documentation Agent,
                  Morgan Stanley Senior Funding, Inc. as Syndication Agent,
                  Bankers Trust Company as Administrative Agent and the parties
                  Signatory thereto****

Exhibit No.       Description
-----------       -----------
 10.2             Resignation letter, dated as of September 18, 1996, between
                  Graphics and James T. Sullivan***
 10.3(a)          Employment Agreement, dated as of April 8, 1993, between
                  Graphics and Stephen M. Dyott*
 10.3(b)          Amendment to Employment Agreement, dated December 1, 1994, between Graphics and Stephen M. Dyott++
 10.3(c)          Amendment to Employment Agreement, dated February 15, 1995, between Graphics and Stephen M. Dyott++
 10.3(d)          Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott***
 10.4             Severance Letter, dated September 1, 1995, between Graphics and Larry R. Williams
 10.5             Severance Letter, dated July 15, 1998, between Graphics and
                  Joseph M. Milano
 10.6             Severance Letter, dated July 15, 1998, between Graphics and
                  Timothy M. Davis
 10.7             Severance Letter, dated September 8, 1995, between Graphics and M. J. Anderson++++
 10.8             Amended and Restated Stockholders' Agreement, dated as of
                  August 14, 1995, among Holdings, the Morgan Stanley Leveraged
                  Equity Fund II, L.P., Morgan Stanley Capital Partners III,
                  L.P. and the additional parties named therein**
 10.8(a)          Amendment No. 1, dated January 16, 1998, to Amended and
                  Restated Stockholders' Agreement dated as of August 14, 1995 among Holdings, the Morgan Stanley Leveraged Equity Fund II,
                  L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein++++
 10.9             Stock Option Plan of Holdings++
 10.10            Term Loan Agreement, dated as of June 30, 1997, among
                  Holdings, Graphics, BT Commercial Corporation, as Agent,
                  Bankers Trust Company, as Issuing Bank, and the parties signatory thereto++++
 10.11            Holdings Common Stock Option Plan++++
 10.12            Holdings Preferred Stock Option Plan++++
 12.1             Statement Re:  Computation  of Ratio of Earnings to Fixed
                  Charges
 21.1             List of Subsidiaries
 27.0             Financial Data Schedule

-----------
* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.
** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.
++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.
*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.
++++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1998 - Commission file number 33-97090.
**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 - Commission file number 33-97090.

(b)Reports on Form 8-K:

   The following report on Form 8-K was filed during the fourth quarter of Fiscal Year 1999:

   1. Form 8-K filed with the Securities and Exchange Commission on February 4, 1999 under Item 5 to announce ACG's EBITDA for the three months ended December 31, 1998.

   ACG did not file any other reports on Form 8-K during the three months ended March 31, 1999.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                            Condensed Balance Sheets
                    (Dollars in thousands, except par values)



                                                            March 31,
                                                 -------------------------------
                                                      1999             1998
                                                 --------------   --------------
   Assets
   Current assets:


     Receivable from subsidiary                  $        601              676
                                                 --------------   --------------

                 Total assets                    $        601              676
                                                 ==============   ==============









See accompanying notes to condensed financial statements.


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                            Condensed Balance Sheets
                    (Dollars in thousands, except par values)


                                                                      March 31,
                                                           ------------------------------
                                                                 1999            1998
                                                           -------------      -----------
Liabilities and Stockholders' Deficit
Current liabilities:

   Income taxes payable                                    $         128               53
                                                           -------------      -----------
        Total current liabilities                                    128               53

Liabilities of subsidiary in excess of assets                    119,779          106,708
                                                           -------------      -----------
        Total liabilities                                        119,907          106,761
                                                           -------------      -----------
Stockholders' deficit:

   Common stock, voting, $.01 par value, 5,852,223
   shares authorized, 134,250 shares and 134,812
   shares issued and outstanding at March 31, 1999
   and 1998, respectively                                              1                1

   Preferred Stock, $.01 par value, 15,823 shares
    authorized, 3,622 shares and 3,631 shares
    series AA convertible preferred stock issued and
    outstanding at March 31, 1999 and 1998, respectively,
    $40,000,000 liquidation preference, 1,606 shares
    Series BB convertible preferred stock issued and
    outstanding at March 31, 1999 and 1998, $17,500,000
    liquidation preference                                           --               --

   Additional paid-in capital                                     58,286           58,249

   Accumulated deficit                                          (174,905)        (162,250)

   Other accumulated comprehensive loss, net of tax               (2,688)          (2,085)
                                                           -------------      -----------
        Total stockholders' deficit                             (119,306)        (106,085)
                                                           -------------      -----------
Commitments and contingencies

         Total liabilities and stockholders' deficit       $        601              676
                                                           =============      ===========




See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                       Condensed Statements of Operations
                                 (In thousands)





                                                Year Ended March 31,
                                    --------------------------------------------
                                          1999           1998          1997
                                    --------------   ------------   ------------

   Equity in loss of subsidiary     $   (12,468)       (29,895)      (31,703)
                                    --------------   ------------   ------------
         Net loss                   $   (12,468)       (29,895)      (31,703)
                                    ==============   ============   ============










See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                       Condensed Statements of Cash Flows
                                 (In thousands)


                                                  Year Ended March 31,
                                        ---------------------------------------
                                            1999          1998          1997
                                        -----------    ----------    ----------

 Cash flows from operating activities        --            --            --

 Cash flows from investing activities        --            --            --

 Cash flows from financing activities        --            --            --
                                        -----------    ----------    ----------

        Net change in cash                   --            --            --
                                        ===========    ==========    ==========







See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                     Notes to Condensed Financial Statements

Description of ACG Holdings, Inc.

Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, Sullivan Graphics, Inc., collectively the ("Company"), was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. ("Holdings") and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. ("Graphics").

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 1999, Graphics' ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings' obligations pursuant to a tax sharing agreement (see note 4).

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the "Merger Agreement"), between Holdings and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Holdings (the "Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Holdings. Acquisition Corp. acquired a substantial and controlling majority interest in Holdings in exchange for $40 million in cash. In the Acquisition, Holdings continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

In connection with the Acquisition, the existing consulting agreement with the managing general partner of Holdings' majority stockholder was terminated and the related liabilities of Holdings were canceled. The agreement required Holdings to make minimum annual payments of $1 million for management advisory services subject to limitations in Graphics' debt agreements. No amounts were paid during the periods presented in these condensed financial statements.

   1. Basis of Presentation

      The accompanying condensed financial statements (parent company only) include the accounts of Holdings and its investments in Graphics accounted for in accordance with the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with ACG's consolidated financial statements. The Acquisition was accounted for under the purchase method of accounting applying the provisions on Accounting Principles Boards Opinion No. 16 ("APB 16").

   2. Guarantees

      As set forth in ACG's consolidated financial statements, a substantial portion of Graphics' long-term obligations has been guaranteed by Holdings.

      Holdings has guaranteed Graphics' indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' stock. Borrowings under the Bank Credit Agreement are secured by substantially all assets of Graphics. Holdings is restricted under its guarantee of the Bank Credit Agreement from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                     Notes to Condensed Financial Statements

      On August 15, 1995, Graphics issued $185 million of Senior Subordinated Notes (the "Notes") bearing interest at 12 3/4% and maturing August 1, 2005. The Notes are guaranteed on a senior subordinated basis by Holdings and are subordinate to all existing and future senior indebtedness, as defined, of Graphics.

      On May 8, 1998, ACG refinanced all outstanding indebtedness under the Old Bank Credit Agreement and the Old Term Loan Facility (see note 5 below for a discussion of the terms of this refinancing transaction).

   3. Dividends from Subsidiaries and Investees

      No cash dividends were paid to Holdings from any consolidated subsidiaries, unconsolidated subsidiaries or investees accounted for by the equity method during the periods reflected in these condensed financial statements.

   4. Tax Sharing Agreement

      Holdings and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for federal income tax purposes) is liable to Holdings for amounts representing federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Holdings the lesser of (i) Graphics' federal tax liability computed on a stand-alone basis and (ii) its allocable share of the federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings' losses reduce consolidated tax liability. Reimbursement for the use of such Holdings' losses will occur when the losses may be used to offset Holdings' income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. Also, under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of federal income taxes as described above.

   5.  Refinancing Transaction

      On May 8, 1998, ACG completed a refinancing transaction (the "1998 Refinancing") which included the following: (1) ACG entered into a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") which includes an $11.5 million participation by Morgan Stanley Senior Funding, Inc., a related party, providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under ACG's previous credit agreement, as amended (the "Old Bank Credit Agreement") (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the $25 million term loan facility which included a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which was to mature on March 31, 2001 (the "Old Term Loan Facility") (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the 1998 Refinancing. In addition, ACG recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes, associated with the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

      Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, ACG is obligated to pay specific commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                     Notes to Condensed Financial Statements

      Borrowings under the Bank Credit Agreement are secured by substantially all of ACG's assets. In addition, Holdings has guaranteed the indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. The new agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants. Graphics' ability to pay dividends or lend funds to Holdings is restricted.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.



                                Balance     Additions                             Balance
                                   at        Charged                                at
                                Beginning      to                       Other     End of
                                of Period    Expense    Write-offs   Adjustments  Period
                                ---------   --------    ----------   -----------  -------
                                                    (in thousands)
Fiscal Year ended March 31, 1999

   Allowance for doubtful
    accounts                    $ 2,112        2,510     (1,762)          --    $  2,860

   Reserve for inventory
    obsolescence                $   265          374        (51)          --    $    588

   Income tax valuation
    allowance                   $37,222           --        -- (a)     4,238    $ 41,460


Fiscal Year ended March 31, 1998

   Allowance for doubtful
    accounts                    $ 5,879          908     (4,675)          --    $  2,112

   Reserve for inventory
    obsolescence                $   169          184        (47)         (41)   $    265

   Income tax valuation
    allowance                   $30,138           --         --(a)     7,084    $ 37,222


Fiscal Year ended March 31, 1997

   Allowance for doubtful
    accounts                    $  4,830       4,847     (3,798)          --    $  5,879

   Reserve for inventory
    obsolescence                $    711         318        (45)        (815)   $    169

   Income tax valuation
    allowance                   $ 21,210          --         -- (a)    8,928    $ 30,138



(a) The increase in the valuation allowance primarily relates to current year losses for which no tax benefit has been recorded.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                             ACG Holdings, Inc.

                        American Color Graphics, Inc.

                                                                     Date



                       /s/     Stephen M. Dyott                 June 29, 1999
                       -----------------------------------
                               Stephen M. Dyott
                       Chairman, President and Chief Executive Officer
                               ACG Holdings, Inc.
                       Chairman, President and Chief Executive Officer
                           American Color Graphics, Inc.
             Director of ACG Holdings, Inc. and American Color Graphics, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                      Title                        Date

 /s/ Joseph M. Milano
---------------------------    Executive Vice President         June 29, 1999
    (Joseph M. Milano)         Chief Financial Officer




 /s/ Patrick W. Kellick
---------------------------      Senior Vice President          June 29, 1999
    (Patrick W. Kellick)         Corporate Controller
                                 Assistant Secretary
                              (Principal Accounting Officer)



 /s/ Michael M. Janson
---------------------------             Director                June 29, 1999
    (Michael M. Janson)



 /s/ Eric T. Fry
---------------------------             Director                June 29, 1999
    (Eric T. Fry)

                               ACG HOLDINGS, INC.
                           Annual Report on Form 10-K
                        Fiscal Year Ended March 31, 1999

                                Index to Exhibits

Exhibit No.       Description
----------        ------------
   3.1            Certificate of Incorporation of Graphics, as amended to date*
   3.2            By-laws of Graphics, as amended to date*
   3.3            Restated Certificate of Incorporation of Holdings, as amended to date
   3.4            By-laws of Holdings, as amended to date*
   4.1            Indenture (including the form of Note), dated as of August 15,
                  1995, among Graphics, Holdings and NationsBank of Georgia,
                  National Association, as Trustee**
  10.1            Credit Agreement, dated as of August 15, 1995 and Amended and
                  Restated as of May 8, 1998, among Holdings, Graphics, GE
                  Capital Corporation as Documentation Agent, Morgan Stanley
                  Senior Funding, Inc. as Syndication Agent, Bankers Trust
                  Company as Administrative Agent and the parties signatory thereto++++
 10.1(a)          June 8, 1998, First Amendment to Amended and Restated Credit
                  Agreement dated as of May 8, 1998, among Holdings, Graphics,
                  GE Capital Corporation as Documentation Agent, Morgan Stanley
                  Senior Funding, Inc. as Syndication Agent, Bankers Trust
                  Company as Administrative Agent and the parties signatory thereto++++
 10.1(b)          February 3, 1999, Second Amendment to Amended and Restated
                  Credit Agreement dated as of May 8, 1998, among Holdings,
                  Graphics, GE Capital Corporation as Documentation Agent,
                  Morgan Stanley Senior Funding, Inc. as Syndication Agent,
                  Bankers Trust Company as Administrative Agent and the parties
                  Signatory thereto****
 10.2             Resignation letter, dated as of September 18, 1996, between
                  Graphics and James T. Sullivan***
 10.3(a)          Employment Agreement, dated as of April 8, 1993, between
                  Graphics and Stephen M. Dyott*
 10.3(b)          Amendment to Employment Agreement, dated December 1, 1994, between Graphics and Stephen M. Dyott++
 10.3(c)          Amendment to Employment Agreement, dated February 15, 1995, between Graphics and Stephen M. Dyott++
 10.3(d)          Amendment to Employment Agreement, dated September 18, 1996, between Graphics and Stephen M. Dyott***
 10.4             Severance Letter, dated September 1, 1995, between Graphics and Larry R. Williams
 10.5             Severance Letter, dated July 15, 1998, between Graphics and
                  Joseph M. Milano
 10.6             Severance Letter, dated July 15, 1998, between Graphics and
                  Timothy M. Davis
 10.7             Severance Letter, dated September 8, 1995, between Graphics and M. J. Anderson++++
 10.8             Amended and Restated Stockholders' Agreement, dated as of
                  August 14, 1995, among Holdings, the Morgan Stanley Leveraged
                  Equity Fund II, L.P., Morgan Stanley Capital Partners III,
                  L.P. and the additional parties named therein**
 10.8(a)          Amendment No. 1, dated January 16, 1998, to Amended and
                  Restated Stockholders' Agreement dated as of August 14, 1995 among Holdings, the Morgan Stanley Leveraged Equity Fund II,
                  L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein++++
 10.9             Stock Option Plan of Holdings++
 10.10            Term Loan Agreement, dated as of June 30, 1997, among
                  Holdings, Graphics, BT Commercial Corporation, as Agent,
                  Bankers Trust Company, as Issuing Bank, and the parties signatory thereto++++
 10.11            Holdings Common Stock Option Plan++++
 10.12            Holdings Preferred Stock Option Plan++++
 12.1             Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges
 21.1             List of Subsidiaries
 27.0             Financial Data Schedule

-----------
* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.
** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.
++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.
*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.
++++ Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended March 31, 1998 - Commission file number 33-97090.
**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 - Commission file number 33-97090.