Form 10-Q
period 1999-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1999-08-12
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _______________ to _________________

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
Yes  X   No
    ---     ---

ACG Holdings, Inc. has 142,393 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 1999 (all of which are privately owned and not traded on a public market).

                                      INDEX


Part I.        Financial Information                                    Page No.
               ---------------------                                    --------

  Item 1.      Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 1999 and March 31, 1999                            3

               Condensed Consolidated Statements of Operations for
               the three months ended June 30, 1999 and 1998               5

               Condensed Consolidated Statements of Cash Flows for
               the three months ended June 30, 1999 and 1998               6

               Notes to Condensed Consolidated Financial Statements        7

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations              12

  Item 3.      Quantitative and Qualitative Disclosures
               About Market Risk                                          21

Part II.       Other Information
               -----------------

  Item 1.      Legal Proceedings                                          22

  Item 2.      Changes in Securities and Use of Proceeds                  22

  Item 6.      Exhibits and Reports on Form 8-K                           22


               Signatures                                                 23

               Exhibit Index                                              24

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                           June 30, 1999    March 31, 1999
                                                           -------------    --------------
                                                            (Unaudited)

Assets
------

Current assets:
   Cash                                                      $       0               0
   Receivables:
      Trade accounts, less allowance
        for doubtful accounts of $2,622
        and $2,860 at June 30, 1999 and March 31,
        1999, respectively                                      49,872          57,895
Other                                                            2,304           2,082
                                                             ---------       ---------
               Total receivables                                52,176          59,977


Inventories                                                      8,366           8,343
Prepaid expenses and other current assets                        3,360           3,271
                                                             ---------       ---------
               Total current assets                             63,902          71,591

Property, plant and equipment                                  268,102         263,191
Less accumulated depreciation                                 (126,954)       (119,576)
                                                             ---------       ---------
               Net property, plant and equipment               141,148         143,615

Excess of cost over net assets acquired, less
  accumulated amortization of $45,213 and
  $44,587 at June 30, 1999 and March 31, 1999,
  respectively
                                                                71,403          72,029

Other assets                                                    11,659          11,765
                                                             ---------       ---------
               Total assets                                  $ 288,112         299,000
                                                             =========       =========



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                           June 30, 1999    March 31, 1999
                                                           -------------    --------------
                                                            (Unaudited)

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                                      $   8,141            7,994
  Trade accounts payable                                       24,606           37,096
  Accrued expenses                                             31,326           30,756
  Income taxes                                                    723            1,196
                                                            ---------        ---------
        Total current liabilities                              64,796           77,042

Long-term debt and capitalized leases, excluding
  current installments                                        279,868          281,595
Deferred income taxes                                           7,897            7,916
Other liabilities                                              50,433           51,753
                                                            ---------        ---------
        Total liabilities                                     402,994          418,306

Stockholders' deficit:

Common stock, voting, $.01 par value, 5,852,223
  shares authorized, 142,393 and 134,250 shares
  issued and outstanding at June 30,1999 and
  March 31,1999, respectively
                                                                    1                1
Preferred Stock, $.01 par value, 15,823 shares
  authorized, 3,622 shares Series AA convertible
  preferred stock issued and outstanding,
  $40,000,000 liquidation preference,
  1,606 shares Series BB convertible preferred
  stock issued and outstanding,
  $17,500,000 liquidation preference                               --               --

Additional paid-in capital                                     58,286           58,286
Accumulated deficit                                          (170,639)        (174,905)
Other accumulated comprehensive loss, net of tax               (2,530)          (2,688)
                                                            ---------        ---------

        Total stockholders' deficit                          (114,882)        (119,306)
                                                            ---------        ---------
Commitments and contingencies

        Total liabilities and stockholders' deficit         $ 288,112          299,000
                                                            =========        =========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         1999            1998
                                                         ----            ----

Sales                                                  $ 123,608        127,813
Cost of sales                                            102,345        109,269
                                                       ---------      ---------
      Gross profit                                        21,263         18,544
Selling, general and administrative expenses               7,525          8,999
Amortization of goodwill                                     626            636
                                                       ---------      ---------
      Operating income                                    13,112          8,909
Other expense (income):
  Interest expense                                         8,493          9,417
  Interest income                                            (32)           (23)
  Other, net                                                (178)            63
                                                       ---------      ---------
  Total other expense                                      8,283          9,457
                                                       ---------      ---------
      Income (loss) from continuing operations
         before income taxes and extraordinary item        4,829           (548)
Income tax expense                                          (563)          (875)
                                                       ---------      ---------

      Income (loss) from continuing operations
        before extraordinary item                          4,266         (1,423)

Extraordinary loss on early extinguishment
      of debt                                                --          (4,020)
                                                       ---------      ---------
         Net income (loss)                             $   4,266         (5,443)
                                                       =========      =========









See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  June  30,
                                                              ------------------
                                                               1999       1998
                                                               ----       ----
Cash flows provided (used) by operating activities:

  Net income (loss)                                          $ 4,266     (5,443)

  Adjustments to reconcile net income (loss) to cash provided by operating activities:

  Depreciation                                                 7,357      7,296

  Amortization of goodwill and other assets                    1,043        935

  Amortization of deferred financing costs                       326        413

  Extraordinary non-cash charges from early
    retirement of debt, net                                     --        4,020

  (Increase) decrease in working capital and other            (6,473)    12,694
                                                             -------    -------

       Net cash provided by operating activities               6,519     19,915

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                  (4,782)    (1,910)

  Proceeds from sales of property, plant and equipment             1          7

  Other                                                           14         37
                                                             -------    -------

       Net cash used by investing activities                  (4,767)    (1,866)

Cash flows provided (used) by financing activities:

  Proceeds (repayment) of long-term debt, including
    current maturities                                           218    (61,678)

  Proceeds from Term Loan Facilities                            --       75,000

  Net decrease in revolver borrowings                           --      (27,257)

  Repayment of capital lease obligations                      (1,797)    (1,719)

  Payment of deferred financing costs                           (131)    (2,358)

  Other, net                                                      (6)       (36)
                                                             -------    -------

         Net cash used by financing activities                (1,716)   (18,048)

Effect of exchange rates on cash and cash equivalents            (36)        (1)
                                                             -------    -------

Net change in cash                                              --         --

Cash:

  Beginning of period                                           --         --
                                                             -------    -------

  End of period                                              $  --         --
                                                             =======    =======

Non-cash investing activity:

  Equipment purchases under capital leases                   $  --          501
                                                             =======    =======






See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at June 30, 1999, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business segments of the commercial printing industry in which the Company operates are (i) printing and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1999 and the Company's Post-Effective Amendment No. 5 to Registration Statement No.
33-97090 on Form S-1.

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

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

2.   Refinancing Transaction

On May 8, 1998, the Company completed a refinancing transaction (the "1998 Refinancing") which included the following: (1) the Company entered into a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"); (2) the repayment of all $57.0 million of indebtedness outstanding under the Company's previous credit agreement, as amended (the "Old Bank Credit Agreement") (plus accrued interest to the date of repayment); (3) the repayment of all $25.0 million of indebtedness outstanding under the $25 million term loan facility which included a $5 million participation by Morgan Stanley Senior Funding, Inc., a related party, which was to mature on March 31, 2001 (the "Old Term Loan Facility") (plus accrued interest to the date of repayment) and (4) the payment of fees and expenses associated with the 1998 Refinancing. In addition, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.0 million, net of taxes associated with the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

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

3.   Inventories

The components of inventories are as follows (in thousands):


                                           June 30, 1999         March 31, 1999
                                           -------------         --------------

Paper                                       $  6,409                  6,525

Ink                                              271                    232

Supplies and other                             1,686                  1,586
                                            --------                -------

      Total Inventories                     $  8,366                  8,343
                                            ========                =======

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net income (loss) or Stockholders' deficit. Total comprehensive income (loss) for the three months ended June 30, 1999 and 1998 are as follows (in thousands):

                                              Three Months Ended June 30,
                                              ---------------------------
                                                 1999             1998
                                                 ----             ----
Net income (loss)                              $   4,266           (5,443)(a)
  Foreign currency translation
  adjustment                                         158             (291)
                                               ---------         --------
Total comprehensive income (loss)              $   4,424           (5,734)
                                               =========         ========

 (a) Includes $4.0 million extraordinary loss related to early extinguishment of debt associated with the 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements).

5.  Commitments and Contingencies

The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1999, excluding bonuses, was approximately $2.6 million.

On December 21, 1989, Graphics sold to CPS Corp. ("CPS") its ink manufacturing operations and facilities. Graphics remains contingently liable through January 2000 under $1.5 million of industrial revenue bonds assumed by CPS. CPS assumed these liabilities and has agreed to indemnify Graphics for any resulting obligation and has also provided an irrevocable letter of credit in favor of the holders of such bonds. Accordingly, management believes that any obligation of Graphics under this contingency is unlikely.

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

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts which are being recognized as the purchase commitments are achieved. The amount deferred at June 30, 1999 is $25.0 million and is included within Other liabilities in the Condensed Consolidated Balance Sheet.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at June 30, 1999. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

6.   Restructuring Costs

In March 1999, the Company approved a plan for its American Color division which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs) includes $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. The Company made cash payments of $0.5 million in the quarter ended June 30, 1999 related to these costs.

7.   Industry Segment Information

Effective March 31, 1999, the Company adopted the provisions of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has restated its prior period sector disclosures to conform to the requirements of SFAS 131. The Company has significant operations principally in two industry segments: (1) printing and (2) digital imaging and prepress services. All of the Company's printing business and assets are attributed to the printing division and all of the Company's digital imaging and prepress services business and assets are attributed to the American Color division (American Color). The Company's digital visual effects operations (Digiscope) and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by SFAS 131.

The Company has two reportable segments: (1) printing and (2) digital imaging and prepress services. The printing business produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's digital imaging and prepress services business assist customers in the capture, manipulation, transmission and distribution of images. The majority of the digital imaging and prepress services work leads to the production of four-color separations in a format appropriate for use by printers.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The accounting policies of the segments are the same as those described in note
1. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other income (expense) and extraordinary items. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.


                                                                    Digital
                                                                   Imaging &     Corporate
(In Thousands of Dollars)                             Printing      Prepress     and Other       Total
-------------------------                           -----------   -----------   -----------    ---------

Three Months Ended June 30, 1999

Segment revenues                                      $103,111       19,764           733       123,608

EBITDA                                                $ 19,316        2,897          (701)       21,512
   Depreciation and amortization                         5,705        1,550         1,145         8,400
   Interest expense                                       --           --           8,493         8,493
   Interest income                                        --           --             (32)          (32)
   Other, net                                               17         --            (195)         (178)
                                                      --------     --------      --------      --------
     Income (loss) from continuing operations
       before income taxes and extraordinary item     $ 13,594        1,347       (10,112)        4,829

Total assets                                          $247,200       29,902        11,010       288,112

Total capital expenditures                            $  4,219          555             8         4,782

-------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 1998

Segment revenues                                      $106,447       20,336         1,030       127,813

EBITDA                                                $ 14,495        3,019          (374)       17,140
   Depreciation and amortization                         5,567        1,606         1,058         8,231
   Interest expense                                       --           --           9,417         9,417
   Interest income                                        --           --             (23)          (23)
   Other, net                                               41           (9)           31            63
                                                      --------     --------      --------      --------
     Income (loss) from continuing
       operations before income taxes and
       extraordinary item                             $  8,887        1,422       (10,857)         (548)

Total assets                                          $259,448       33,628        14,096       307,172

Total capital expenditures                            $  1,172        1,233             6         2,411


                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include without limitation, our expectation as to when we will complete the remediation and testing phases of our Year 2000 program, as well as, any Year 2000 contingency plans, our estimated cost of achieving Year 2000 readiness and our belief that internal systems and equipment will be Year 2000 compliant in a timely manner. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:
     -   fluctuations in the cost of paper and other raw materials used,
     -   changes in the advertising and printing markets,
     -   actions by our competitors particularly with respect to pricing,
     -   the financial condition of our customers,
     -   our financial condition and liquidity,
     -   the general condition of the United States economy,
     -   demand for our products and services,
     - the availability of qualified personnel and other information technology resources,
     - the ability to identify and remediate all date sensitive lines of computer code,
     - the ability to replace embedded computer chips in systems affected by Year 2000 issues,
     - the actions of government agencies or other third parties with respect to Year 2000 issues, and
     -   the matters set forth in this Report generally.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 1999 (the "1999 Three Month Period"), and for the three months ended June 30, 1998 (the "1998 Three Month Period"):

                                                 Three Months Ended June 30,
                                            -----------------------------------

                                                   1999                 1998
                                                   ----                 ----
                                                     (dollars in thousands)
Sales:
  Printing                                      $ 103,111              106,447
  American Color                                   19,764               20,336
  Other (a)                                           733                1,030
                                                ---------            ---------
     Total                                      $ 123,608              127,813

Gross Profit:
  Printing                                      $  17,085               13,388
  American Color                                    4,610                5,266
  Other (a)                                          (432)                (110)
                                                ---------            ---------
     Total                                      $  21,263               18,544

Gross Margin:
  Printing                                           16.6%                12.6%
  American Color                                     23.3%                25.9%
     Total                                           17.2%                14.5%

Operating Income (Loss):
  Printing                                      $  13,611                8,928
  American Color                                    1,347                1,413
  Other (a) (b)                                    (1,846)              (1,432)
                                                ---------            ---------
     Total                                      $  13,112                8,909



(a) Other operations primarily include revenues and expenses associated with our digital visual effects operations ("Digiscope").

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Printing

Sales. Printing sales decreased $3.3 million to $103.1 million in the 1999 Three Month Period from $106.4 million in the 1998 Three Month Period. The decrease in the 1999 Three Month Period includes declining paper prices and the impact of a decrease in printing production volume as a result of our decision to discontinue doing business with two customers due to significant credit risk. These decreases were offset in part by certain favorable changes in customer and product mix.

Gross Profit. Printing gross profit increased $3.7 million to $17.1 million in the 1999 Three Month Period from $13.4 million in the 1998 Three Month Period. Printing gross margin increased to 16.6% in the 1999 Three Month Period from 12.6% in the 1998 Three Month Period. The increase in gross profit is primarily the result of reduced manufacturing costs and favorable changes in customer and product mix. The increase in gross margin includes these factors coupled with the impact of declining paper prices.

Selling, General and Administrative Expenses. Printing selling, general and administrative expenses decreased $1.0 million to $3.5 million, or 3.4% of printing sales, in the 1999 Three Month Period from $4.5 million, or 4.2% of printing sales, in the 1998 Three Month Period. This change primarily results from decreases in certain selling expenses during the 1999 Three Month Period.

Operating Income. As a result of the factors discussed above, operating income from the printing business increased by 52.5% to $13.6 million in the 1999 Three Month Period from $8.9 million in the 1998 Three Month Period.

American Color

Sales. American Color's sales decreased $0.5 million to $19.8 million in the 1999 Three Month Period from $20.3 million in the 1998 Three Month Period. The decrease in the 1999 Three Month Period was primarily the result of reduced volume.

Gross Profit. American Color's gross profit decreased $0.7 million to $4.6 million in the 1999 Three Month Period from $5.3 million in the 1998 Three Month Period. American Color's gross margin decreased to 23.3% in the 1999 Three Month Period from 25.9% in the 1998 Three Month Period. The decreases in gross profit and gross margin results primarily from reduced sales volume and increased technical and customer support costs.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses decreased $0.6 million to $3.3 million, or 16.5% of American Color's sales in the 1999 Three Month Period from $3.9 million, or 18.9% of American Color's sales in the 1998 Three Month Period. This decrease is due in large part to a reduced sales force as a result of cost containment measures taken during the 1999 Three Month Period.

Operating Income. As a result of the factors discussed above, operating income at American Color decreased to $1.3 million in the 1999 Three Month Period from $1.4 million in the 1998 Three Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general and administrative expenses, other expenses and amortization expense. Amortization expense for other operations, which primarily includes goodwill amortization, was $0.7 million and $0.6 million in the 1999 Three Month Period and the 1998 Three Month Period, respectively.

Operating losses from other operations increased to a loss of $1.8 million in the 1999 Three Month Period from a loss of $1.4 million in the 1998 Three Month Period. Included in this change is $0.3 million of increased operating losses at Digiscope due primarily to lower sales volume.

Restructuring Costs

In March 1999, we approved a plan for the American Color division which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs) includes $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. We made cash payments of $0.5 million in the quarter ended June 30, 1999 related to these costs.

Interest Expense

Interest expense decreased 9.8% to $8.5 million in the 1999 Three Month Period from $9.4 million in the 1998 Three Month Period. This decrease includes the impact of both lower levels of indebtedness and reduced borrowing costs associated with our 1998 Refinancing.

Other, Net

Other, net improved to income of $0.2 million in the 1999 Three Month Period from expense of $0.1 million in the 1998 Three Month Period.

Income Tax Expense

Income tax expense decreased to $0.6 million in the 1999 Three Month Period from $0.9 million in the 1998 Three Month Period. The decrease in the 1999 Three Month Period is primarily due to smaller amounts of taxable income in foreign jurisdictions.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Extraordinary Loss on Early Extinguishment of Debt

As part of the 1998 Refinancing (see note 2 to our unaudited condensed consolidated financial statements), we recorded an extraordinary loss related to early extinguishment of debt of $4.0 million, net of taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

Net Income (Loss)

As a result of the factors discussed above, including the $4.0 million extraordinary loss related to the early extinguishment of debt in the 1998 Three Month Period, our net income (loss) improved to income of $4.3 million in the 1999 Three Month Period from a loss of $5.4 million in the 1998 Three Month Period.

Liquidity and Capital Resources

On May 8, 1998, we refinanced all of our existing bank indebtedness in the 1998 Refinancing (see note 2 to our unaudited condensed consolidated financial statements). The primary objectives of the refinancing were to gain greater financial and operating flexibility, to reduce our overall cost of capital and to provide greater opportunity for internal growth and growth through acquisitions.

The 1998 Refinancing transaction included the following:

  (1) We entered into a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") providing for:
      - a $70 million revolving credit facility, which is not subject to a borrowing base limitation, maturing on March 31, 2004 (the "Revolving Credit Facility"),
      - a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"), and
      - a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"),
  (2) The repayment of all $57.0 million of indebtedness outstanding under our previous credit agreement as amended (the "Old Bank Credit Agreement") (plus accrued interest to the date of repayment);
  (3) The repayment of all $25.0 million of indebtedness outstanding under the Old Term Loan Facility (plus accrued interest to the date of repayment); and
  (4) The payment of fees and expenses associated with the refinancing transaction.

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability and including up to $40 million of letters of credit. At July 31, 1999, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $26.6 million and, therefore, additional borrowing availability of approximately $43.4 million.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At June 30, 1999, we had total indebtedness outstanding of $288.0 million, including capital lease obligations, as compared to $304.2 million at June 30, 1998. Of the total indebtedness outstanding at June 30, 1999, $64.3 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 7.2%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At June 30, 1999, we had indebtedness other than obligations under the Bank Credit Agreement of $223.7 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

At June 30, 1999, $20.5 million of the A Term Loan Facility and $43.8 million of the B Term Loan Facility remained outstanding. On July 12, 1999, we made a $10 million voluntary prepayment of our bank indebtedness which reduced the A Term Loan Facility by $6.3 million and the B Term Loan Facility by $3.7 million. As a result, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until June 30, 2001. Scheduled repayments of capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2000 ("Fiscal Year 2000") will approximate $5.4 million and $0.7 million, respectively.

During the 1999 Three Month Period, net cash provided by operating activities of $6.5 million (see our condensed consolidated statements of cash flows) and proceeds from long-term debt of $0.4 million were primarily used to (1) fund scheduled principal repayments of indebtedness and financing costs of $2.1 million (including capital lease obligations) and (2) fund cash capital expenditures of $4.8 million. We plan to continue our program of upgrading our printing and prepress equipment and currently anticipate that full year Fiscal Year 2000 cash capital expenditures will approximate $19.3 million and equipment acquired under capital leases will approximate $3.0 million. Our cash on hand of approximately $9.3 million is presented net of outstanding checks within trade accounts payable at June 30, 1999. Accordingly, cash is presented at a balance of $0 in the June 30, 1999 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, repay, redeem or repurchase outstanding indebtedness.

A significant portion of Graphics' long-term obligations, including indebtedness under the Bank Credit Agreement and the Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the Bank Credit Agreement, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


EBITDA
                                                    Three Months Ended
                                                         June 30,
                                            ---------------------------------

                                                 1999                 1998
                                                 ----                 ----

                                                   (dollars in thousands)
EBITDA:
  Printing                                    $ 19,316                14,495
  American Color                                 2,897                 3,019
  Other  (a)                                      (701)                 (374)
                                              --------               -------
     Total                                    $ 21,512                17,140

EBITDA Margin:
  Printing                                        18.7%                 13.6%
  American Color                                  14.7%                 14.8%
     Total                                        17.4%                 13.4%

(a) Other operations primarily include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

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

Printing. As a result of the reasons previously described under "--Printing", Printing EBITDA increased to $19.3 million in the 1999 Three Month Period from $14.5 million in the 1998 Three Month Period, representing an increase of $4.8 million or 33.3%. The Printing EBITDA Margin increased to 18.7% in the 1999 Three Month Period from 13.6% in the 1998 Three Month Period.

American Color. As a result of the reasons previously described under "--American Color", American Color's EBITDA decreased to $2.9 million in the 1999 Three Month Period from $3.0 million in the 1998 Three Month Period, representing a decrease of $0.1 million or 4.0%. American Color EBITDA Margin decreased to 14.7% in the 1999 Three Month Period from 14.8% in the 1998 Three Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA increased to $0.7 million in the 1999 Three Month Period from negative EBITDA of $0.4 million in the 1998 Three Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in a system failure or miscalculations causing disruptions of operations. In the spring of 1997 we initiated our review of our Year 2000 information and manufacturing systems compliance ("Y2K Project"). Our Y2K Project includes four phases: assessment, remediation, testing, and implementation. Over the past year, we have made significant progress in each of these areas and believe we will complete the Y2K Project by October 1999.

Information Technology Systems. To date, we have fully completed our assessment of all information technology systems that could be significantly affected by the Year 2000. We have completed 95% of the remediation phase of our information technology systems and completed software reprogramming and replacement as of July 1999. To date, we have completed 95% of our testing and have implemented 85% of our remediated systems. All remediated systems are anticipated to be fully tested by the end of August 1999, with 100% implementation targeted for September 1999.

Production and Manufacturing Systems. Our strategy includes an on-going program that focuses on the need to upgrade and maintain our production and manufacturing systems. As such, we believe our production and manufacturing systems to be reasonably current and do not anticipate significant Year 2000 issues in this area. We have completed the assessment phase in this area and are 95% complete in the remediation phase of our operating equipment. To date, the required remediation has been within planned expenditures, and has not been material to our consolidated financial results. We do not expect full remediation of our operating equipment to be costly or extensive. We are 80% complete with the testing of our remediated operating equipment. Once testing is complete, the operating equipment in most cases will be ready for immediate use. We expect to complete our remediation efforts by the end of August 1999. Testing and implementation of affected equipment is expected to be completed by October 1999.

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

We are utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment necessary for Year 2000 compliance. The total cost of the Y2K Project is estimated at $4.0 million and is being funded through operating cash flows and our Revolving Credit Facility. To date, we have incurred costs of approximately $3.0 million, relating to all phases of the Y2K Project. Of the remaining project costs, approximately $0.8 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

We believe we have an effective program in place to resolve the Year 2000 compliance issue in a timely manner and are monitoring the progress of the Y2K Project closely. As noted above, we have not yet completed all necessary phases of the Y2K Project. In the unlikely event that we do not complete any additional phases, (1) the printing segment would manually enter customer orders, and collect certain cost, sales history and operating data of a non-critical nature, and (2) certain digital workflows in our American Color division would be diverted to existing, less efficient digital workflows, thereby reducing capacity in affected locations. In addition, disruption in services such as electrical power, telecommunications and banking, or disruption in the general retail economy could materially adversely affect us. Although there can be no assurance that our efforts will prevent a material adverse impact on the results of operations or financial conditions, we believe that none of these scenarios are likely. We plan to evaluate the completion status of all phases of the Y2K Project in September 1999 and determine if and when contingency plans are necessary.

                               ACG HOLDINGS, INC.
                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no significant changes since March 31, 1999. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 1999.

                               ACG HOLDINGS, INC.
                            Part II Other Information

Item 1.   (a) Legal Proceedings

              Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 1999.

Item 2.  Changes in Securities and Use of Proceeds

              Recent Sales of Unregistered Securities

              During the quarter ended June 30, 1999, certain officers exercised options to purchase an aggregate of 8,143 shares of Holdings' common stock for $.01/share.

              During the fourth quarter of the fiscal year ending March 31, 1998, certain officers exercised options to purchase an aggregate of 8,254 shares of Holdings' common stock for $.01/share.

              The issuance of shares was made pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit No.   Description
              -----------   -----------
              10.1          Severance Letter dated, September 1, 1995, between
                            Graphics (as successor to Sullivan Graphics, Inc.)
                            and Larry Williams
              10.1(a)       Amendment to Severance Letter, dated June 3, 1999,
                            between Graphics and Larry Williams
              12.1          Statement Re: Computation of Ratio of Earnings to
                            Fixed Charges
              27.0          Financial Data Schedule

         (b)  Reports on Form 8-K

              None filed in the quarter ended June 30, 1999.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        ACG Holdings, Inc.
                                        American Color Graphics, Inc.



Date  August 12, 1999                   By  /s/ Joseph M. Milano
      ---------------                       -----------------------------------
                                            Joseph M. Milano
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                            Principal Financial Officer)




Date   August 12, 1999                  By  /s/ Patrick W. Kellick
       ---------------                      -----------------------------------
                                             Patrick W. Kellick
                                             Senior Vice President - Corporate
                                             Controller
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description                                          Page
-----------            -----------                                          ----

 10.1        Severance Letter dated, September 1, 1995, between Graphics
             (as successor to Sullivan Graphics, Inc.) and Larry Williams    25

 10.1(a)     Amendment to Severance Letter, dated June 3, 1999, between
             Graphics and Larry Williams                                     28

 12.1        Statement Re: Computation of Ratio of Earnings to Fixed
             Charges                                                         29

 27.0        Financial Data Schedule                                         30