Form 10-Q
period 1999-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 1999-11-12
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

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

ACG Holdings, Inc. has 143,344 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 1999 (all of which are privately owned and not traded on a public market).

                                      INDEX

Part I.        Financial Information                                    Page No.
               ---------------------                                    --------

  Item 1.      Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1999 and March 31, 1999                         3

               Condensed Consolidated Statements of Operations for the
               three months ended September 30, 1999 and 1998                5

               Condensed Consolidated Statements of Operations for the
               six months ended September 30, 1999 and 1998                  6

               Condensed Consolidated Statements of Cash Flows for the
               six months ended September 30, 1999 and 1998                  7

               Notes to Condensed Consolidated Financial Statements          8

  Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              13

  Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                          22

Part II.       Other Information
               -----------------

  Item 1.      Legal Proceedings                                             23

  Item 2.      Changes in Securities and Use of Proceeds                     23

  Item 6.      Exhibits and Reports on Form 8-K                              23


               Signatures                                                    24

               Exhibit Index                                                 25

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                             September 30, 1999   March 31, 1999
                                             ------------------   --------------
                                                 (Unaudited)
Assets
------

Current assets:
   Cash                                           $       0                   0
   Receivables:
      Trade accounts, less allowance
        for doubtful accounts of $2,381
        and $2,860 at September 30, 1999 and
        March 31, 1999, respectively                 62,558              57,895
      Other                                           2,529               2,082
                                                  ---------           ---------
            Total receivables                        65,087              59,977


   Inventories                                        9,681               8,343
   Prepaid expenses and other current assets          3,147               3,271
                                                  ---------           ---------
            Total current assets                     77,915              71,591

Property, plant and equipment                       274,219             263,191
Less accumulated depreciation                      (133,325)           (119,576)
                                                  ---------           ---------
            Net property, plant and equipment       140,894             143,615

Excess of cost over net assets acquired, less
   accumulated amortization of $45,852 and
   $44,587 at September 30, 1999 and
   March 31, 1999, respectively                      70,764              72,029

Other assets                                         11,454              11,765
                                                  ---------           ---------

            Total assets                          $ 301,027             299,000
                                                  =========           =========









See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                             September 30, 1999   March 31, 1999
                                             ------------------   --------------
                                                 (Unaudited)
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Current installments of long-term debt and
    capitalized leases                             $   7,682          7,994
  Trade accounts payable                              41,743         37,096
  Accrued expenses                                    25,532         30,756
  Income taxes                                           348          1,196
                                                   ---------      ---------
     Total current liabilities                        75,305         77,042

Long-term debt and capitalized leases,
  excluding current installments                     278,970        281,595
Deferred income taxes                                  7,834          7,916
Other liabilities                                     51,866         51,753
                                                   ---------      ---------
     Total liabilities                               413,975        418,306

Stockholders' deficit:

Common stock, voting, $.01 par value,
  5,852,223 shares authorized, 142,393 and
  134,250 shares issued and outstanding at
  September 30,1999 and March 31,1999,
  respectively                                             1              1

Preferred Stock, $.01 par value, 15,823
  shares authorized, 3,622 shares Series AA
  convertible preferred stock issued and
  outstanding, $40,000,000 liquidation
  preference, 1,606 shares Series BB
  convertible preferred stock issued and
  outstanding, $17,500,000 liquidation
  preference                                             --             --

Additional paid-in capital                            58,286         58,286
Accumulated deficit                                 (168,675)      (174,905)
Other accumulated comprehensive loss, net of tax      (2,560)        (2,688)
                                                   ---------      ---------

     Total stockholders' deficit                    (112,948)      (119,306)
                                                   ---------      ---------
Commitments and contingencies

     Total liabilities and stockholders' deficit   $ 301,027        299,000
                                                   =========      =========



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                               Three Months Ended September 30,
                                               --------------------------------
                                                    1999            1998
                                                    ----            ----

Sales                                              $ 134,211       126,965
Cost of sales                                        111,914       106,969
                                                   ---------     ---------
      Gross profit                                    22,297        19,996
Selling, general and administrative expenses          10,616        10,861
Amortization of goodwill                                 639           636
                                                   ---------     ---------
      Operating income                                11,042         8,499
Other expense (income):
  Interest expense                                     8,626         9,135
  Interest income                                        (43)          (23)
  Other, net                                              91           513
                                                   ---------     ---------
  Total other expense                                  8,674         9,625
                                                   ---------     ---------
      Income (loss) from continuing operations
           before income taxes                         2,368        (1,126)
Income tax expense                                      (404)         (446)
                                                   ---------     ---------

         Net income (loss)                         $   1,964        (1,572)
                                                   =========     =========


















See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                  Six Months Ended September 30,
                                                  ------------------------------
                                                       1999            1998
                                                       ----            ----
Sales                                                $ 257,819       254,778
Cost of sales                                          214,259       216,238
                                                     ---------     ---------
    Gross profit                                        43,560        38,540
Selling, general and administrative expenses            18,141        19,860
Amortization of goodwill                                 1,265         1,272
                                                     ---------     ---------
    Operating income                                    24,154        17,408
Other expense (income):

  Interest expense                                      17,119        18,552
  Interest income                                          (75)          (46)
  Other, net                                               (87)          576
                                                     ---------     ---------
  Total other expense                                   16,957        19,082
                                                     ---------     ---------
    Income (loss) from continuing operations
        before income taxes and
        extraordinary item                               7,197        (1,674)
Income tax expense                                        (967)       (1,321)
                                                     ---------     ---------
    Income (loss) from continuing operations
         before extraordinary item                       6,230        (2,995)

Extraordinary loss on early extinguishment
    of debt                                               --          (4,020)
                                                     ---------     ---------

      Net income (loss)                              $   6,230        (7,015)
                                                     =========     =========













See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            September 30,
                                                                         -------------------
                                                                         1999           1998
                                                                         ----           ----
Cash flows provided (used) by operating activities:

 Net income (loss)                                                     $  6,230        (7,015)

 Adjustments to reconcile net income (loss) to cash provided by operating activities:

 Depreciation                                                            14,790        14,622

 Amortization of goodwill and other assets                                2,048         1,928

 Amortization of deferred financing costs                                   655           740

 Extraordinary non-cash charges from early retirement of debt, net         --           4,020

 (Increase) decrease in working capital and other                        (8,517)        4,319
                                                                       --------      --------
      Net cash provided by operating activities                          15,206        18,614

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                            (11,946)       (4,623)

  Proceeds from sales of property, plant and equipment                        2           789

  Other                                                                     (37)           68
                                                                       --------      --------
       Net cash used by investing activities                            (11,981)       (3,766)

Cash flows provided (used) by financing activities:

  Repayment of long-term debt, net, including current maturities        (10,063)      (62,578)

  Proceeds from Term Loan Facilities                                       --          75,000

  Net increase (decrease) in revolver borrowings                         11,020       (21,257)

  Repayment of capital lease obligations                                 (3,893)       (3,455)

  Payment of deferred financing costs                                      (235)       (2,502)

  Other, net                                                                (15)          (81)
                                                                       --------      --------
         Net cash used by financing activities                           (3,186)      (14,873)

  Effect of exchange rates on cash and cash equivalents                     (39)           25
                                                                       --------      --------
 Net change in cash                                                        --            --

Cash:

  Beginning of period                                                      --            --
                                                                       --------      --------

  End of period                                                        $   --            --
                                                                       ========      ========
Non-cash investing activity:

  Equipment purchases under capital leases                             $   --           2,663
                                                                       ========      ========


See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at September 30, 1999, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business segments of the commercial printing industry in which the Company operates are (i) Print and (ii) Digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1999 and the Company's Post-Effective Amendment No. 5 to Registration Statement No. 33-97090 on Form S-1.

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

3.   Inventories

The components of inventories are as follows (in thousands):

                                            September 30, 1999    March 31, 1999
                                            ------------------    --------------

        Paper                                     $7,804              6,525

        Ink                                          275                232

        Supplies and other                         1,602              1,586
                                                  ------             ------

              Total Inventories                   $9,681              8,343
                                                  ======             ======

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net income (loss) or Stockholders' deficit. Total comprehensive income (loss) for the three and six months ended September 30, 1999 and 1998 are as follows (in thousands):

                                    Three Months Ended September 30,    Six Months Ended September 30,
                                    --------------------------------    ------------------------------
                                          1999           1998                  1999          1998
                                          ----           ----                  ----          ----
Net income (loss)                       $ 1,964         (1,572)               6,230        (7,015)(a)
  Foreign currency translation
  adjustment                                (30)          (307)                 128          (598)
                                        -------        -------              -------       -------
Total comprehensive income (loss)       $ 1,934         (1,879)               6,358        (7,613)
                                        =======        =======              =======       =======

    (a) Includes $4.0 million extraordinary loss related to early extinguishment of debt associated with the 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements).

5.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future salaries at September 30, 1999, excluding bonuses, was approximately $3.6 million.

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

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at September 30, 1999 is $26.9 million and is included within "Other liabilities" in the condensed consolidated balance sheet.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at September 30, 1999. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such action will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

6.   Restructuring Costs

In March 1999, the Company approved a plan for its American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs) includes $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. The Company made cash payments of $0.8 million, $1.2 million and $0.6 million in the fiscal year ended March 31, 1999, the six months and three months ended September 30, 1999, respectively related to these costs.

7.   Industry Segment Information

Effective March 31, 1999, the Company adopted the provisions of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has restated its prior period sector disclosures to conform to the requirements of SFAS 131. The Company has significant operations principally in two industry segments: (1) Print and (2) Digital imaging and prepress services. All of the Company's printing business and assets are attributed to the Print division and all of the Company's Digital imaging and prepress services business and assets are attributed to the American Color division (American Color). The Company's digital visual effects operations (Digiscope) and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by SFAS 131.

The Company has two reportable segments: (1) Print and (2) Digital imaging and prepress services. The Print business produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's Digital imaging and prepress services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the Digital imaging and prepress services work leads to the production of four-color separations in a format appropriate for use by printers.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The accounting policies of the segments are the same as those described in note
1. The Company evaluates performance based on segment EBITDA that is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other income (expense) and extraordinary items. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                                                Digital
                                                                               Imaging &          Corporate
(In Thousands of Dollars)                                    Print             Prepress           and Other             Total
---------------------------------------                    ---------           ---------          ---------           ---------

Six Months Ended September 30, 1999

Segment revenues                                           $ 215,753              40,592              1,474             257,819

EBITDA                                                     $  37,277               5,403             (1,688)             40,992
   Depreciation and amortization                              11,478               3,065              2,295              16,838
   Interest expense                                               --                  --             17,119              17,119
   Interest income                                                --                  --                (75)                (75)
   Other, net                                                     16                   5               (108)                (87)
     Income (loss) from continuing                         ---------           ---------          ---------           ---------
       operations before income taxes and                  $  25,783               2,333            (20,919)              7,197
       extraordinary item

Total assets                                               $ 261,279              29,047             10,701             301,027

Total capital expenditures                                 $   9,938               1,780                228              11,946
-----------------------------------------------------------------------------------------------------------------------------------

Six Months Ended September 30, 1998

Segment revenues                                           $ 210,088              42,407              2,283             254,778

EBITDA                                                     $  29,769               5,426               (990)             34,205
   Depreciation and amortization                              11,194               3,229              2,127              16,550
   Interest expense                                               --                  --             18,552              18,552
   Interest income                                                --                  --                (46)                (46)
   Other special charges                                          --                 247                 --                 247
   Other, net                                                    (45)                460                161                 576
     Income (loss) from continuing                         ---------           ---------          ---------           ---------
       operations before income taxes and                  $  18,620               1,490            (21,784)             (1,674)
       extraordinary item

Total assets                                               $ 263,295              33,215             13,868             310,378

Total capital expenditures                                 $   4,466               2,722                 98               7,286

                               ACG HOLDINGS, INC.
                   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, our expectation as to when we will complete the remediation and testing phases of our Year 2000 program, as well as any Year 2000 contingency plans, our estimated cost of achieving Year 2000 readiness and our belief that internal systems and equipment will be Year 2000 compliant in a timely manner. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:

     -  fluctuations in the cost of paper and other raw materials used,
     -  changes in the advertising and printing markets,
     -  actions by our competitors, particularly with respect to pricing,
     -  the financial condition of our customers,
     -  our financial condition and liquidity,
     -  the general condition of the United States economy,
     -  demand for our products and services,
     - the availability of qualified personnel and other information technology resources,
     - the ability to identify and remediate all date-sensitive lines of computer code,
     - the ability to replace embedded computer chips in systems affected by Year 2000 issues,
     - the actions of government agencies or other third parties with respect to Year 2000 issues, and
     -  the matters set forth in this Report generally.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline, any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 1999 (the "1999 Three-Month Period"), the three months ended September 30, 1998 (the "1998 Three-Month Period"), the six months ended September 30, 1999 (the "1999 Six-Month Period") and the six months ended September 30, 1998 (the "1998 Six-Month Period"):

                                       Three Months Ended                        Six Months Ended
                                          September 30,                            September 30,
                                  ------------------------------           ---------------------------
                                      1999             1998                  1999             1998
                                      ----             ----                  ----             ----
                                                         (dollars in thousands)
Sales:
  Print                             $ 112,642           103,641                215,753          210,088
  American Color                       20,828            22,071                 40,592           42,407
  Other (a)                               741             1,253                  1,474            2,283
                                    ---------         ---------              ---------        ---------
     Total                          $ 134,211           126,965                257,819          254,778

Gross Profit:
  Print                             $  18,193            15,160                 35,278           28,548
  American Color                        4,501             4,620                  9,111            9,886
  Other (a)                              (397)              216                   (829)             106
                                    ---------         ---------              ---------        ---------
     Total                          $  22,297            19,996                 43,560           38,540

Gross Margin:
  Print                                  16.2%             14.6%                  16.4%            13.6%
  American Color                         21.6%             20.9%                  22.4%            23.3%
     Total                               16.6%             15.8%                  16.9%            15.1%

Operating Income (Loss):
  Print                             $  12,188             9,647                 25,799           18,575
  American Color                          991               537                  2,338            1,950
  Other (a) (b)                        (2,137)           (1,685)                (3,983)          (3,117)
                                    ---------         ---------              ---------        ---------
     Total                          $  11,042             8,499                 24,154           17,408


(a) Other operations primarily include revenues and expenses associated with our digital visual effects operations ("Digiscope").

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print

Sales. In the 1999 Six-Month Period, Print sales increased $5.7 million to $215.8 million from $210.1 million in the 1998 Six-Month Period. The increase in the 1999 Six-Month Period includes the impact of favorable changes in customer and product mix, a decrease in sales to customers who supply their own paper and an approximate 2% increase in Print production volume. These changes were offset in part by declining paper prices.

In the 1999 Three-Month Period, Print sales increased $9.0 million to $112.6 million from $103.6 million in the 1998 Three-Month Period. This increase includes a Print production volume increase of approximately 7%, favorable changes in customer and product mix, and a decrease in sales to customers who supply their own paper. These changes were offset in part by declining paper prices.

Gross Profit. In the 1999 Six-Month Period, Print gross profit increased $6.8 million to $35.3 million from $28.5 million in the 1998 Six-Month Period. In the 1999 Six-Month Period, Print gross margin increased to 16.4% from 13.6% in the 1998 Six-Month Period. The increase in gross profit was primarily the result of reduced manufacturing costs, increased production volume and favorable changes in customer and product mix. The increase in gross margin includes these factors, as well as the impact of declining paper prices. These changes in gross margin were offset in part by a decrease in sales to customers who supply their own paper.

In the 1999 Three-Month Period, Print gross profit increased $3.0 million to $18.2 million from $15.2 million in the 1998 Three-Month Period. In the 1999 Three-Month Period, Print gross margin increased to 16.2% from 14.6% in the 1998 Three-Month Period. The increase in gross profit is primarily the result of favorable changes in customer and product mix and increased production volume. The increase in gross margin includes these factors, as well as the impact of declining paper prices. These changes in gross margin were offset in part by a decrease in sales to customers who supply their own paper.

Selling, General and Administrative Expenses. In the 1999 Six-Month Period, Print selling, general and administrative expenses decreased $0.5 million to $9.5 million, or 4.4% of Print sales, from $10.0 million, or 4.8% of Print sales in the 1998 Six-Month Period. This change primarily results from decreases in certain selling expenses during the 1999 Six-Month Period.

In the 1999 Three-Month Period, Print, selling, general and administrative expenses increased $0.5 million to $6.0 million, or 5.3% of Print sales, from $5.5 million, or 5.3% of Print sales in the 1998 Three-Month Period. The increase in the 1999 Three-Month Period reflects increases in selling related activities and incremental expenses associated with capital project installations, offset, in part, by decreases in certain other selling expenses.

Operating Income. In the 1999 Six-Month Period, as a result of the factors discussed above, Print operating income increased by 38.9% to $25.8 million from $18.6 million in the 1998 Six-Month Period; and in the 1999 Three-Month Period, increased by 26.3% to $12.2 million from $9.6 million in the 1998 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color

Sales. In the 1999 Six-Month Period, American Color's sales decreased $1.8 million to $40.6 million from $42.4 million in the 1998 Six-Month Period. The decrease in the 1999 Six-Month Period was primarily the result of reduced prepress production volume.

In the 1999 Three-Month Period, American Color's sales decreased $1.3 million to $20.8 million from $22.1 million in the 1998 Three-Month Period. The decrease in the 1999 Three-Month Period was primarily the result of reduced prepress production volume.

Gross Profit. In the 1999 Six-Month Period, American Color's gross profit decreased $0.8 million to $9.1 million from $9.9 million in the 1998 Six-Month Period. In the 1999 Six-Month Period, American Color's gross margin decreased to 22.4% from 23.3% in the 1998 Six-Month Period. The 1998 Six-Month Period included $0.9 million of nonrecurring costs associated with the consolidation of certain production facilities. The decreases in the 1999 Six-Month Period gross profit and gross margin results primarily from reduced sales volume and related margins.

In the 1999 Three-Month Period, American Color's gross profit decreased $0.1 million to $4.5 million from $4.6 million in the 1998 Three-Month Period. In the 1999 Three-Month Period, American Color's gross margin increased to 21.6% from 20.9% in the 1998 Three-Month Period. The 1998 Three-Month Period included $0.9 million of nonrecurring costs associated with the consolidation of certain production facilities. The decrease in the 1999 Three-Month Period gross profit results primarily from reduced sales volume and related margins.

Selling, General and Administrative Expenses. In the 1999 Six-Month Period, American Color's selling, general and administrative expenses decreased $1.1 million to $6.8 million, or 16.7% of American Color's sales from $7.9 million, or 18.7% of American Color's sales in the 1998 Six-Month Period. This decrease is due, in large part, to a reduced sales force as a result of cost containment measures taken during the 1999 Six-Month Period.

In the 1999 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.6 million to $3.5 million or 16.9% of American Color's sales from $4.1 million or 18.5% of American Color's sales in the 1998 Three-Month Period. This decrease is primarily the result of a reduced sales force reflecting cost containment measures taken during the quarter.

Operating Income. In the 1999 Six-Month Period, as a result of the factors discussed above, operating income at American Color increased to $2.3 million from $2.0 million in the 1998 Six-Month Period; and in the 1999 Three-Month Period increased to $1.0 million from $0.5 million in the 1998 Three-Month Period.

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general and administrative expenses, other expenses and amortization expense. Amortization expense for other operations, which primarily includes goodwill amortization, was $1.4 million, $1.3 million, $0.7 million and $0.6 million in the 1999 Six-Month Period, the 1998 Six-Month Period, the 1999 Three-Month Period and the 1998 Three-Month Period, respectively.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

In the 1999 Six-Month Period, operating losses from other operations increased to a loss of $4.0 million from a loss of $3.1 million in the 1998 Six-Month Period. In the 1999 Three-Month Period, operating losses from other operations increased to a loss of $2.1 million from a loss of $1.7 million in the 1998 Three-Month Period. Included in this change is $0.8 million and $0.5 million of increased operating losses at Digiscope due primarily to lower digital visual effects sales volume in the 1999 Six-Month Period and the 1999 Three-Month Period, respectively.

Restructuring Costs

In March 1999, we approved a plan for the American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million, which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs), include $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. We made cash payments of $0.8 million in the fiscal year ended March 31, 1999, $1.2 million in the 1999 Six-Month Period and $0.6 million in the 1999 Three-Month Period related to these costs.

Interest Expense

In the 1999 Six-Month Period, interest expense decreased 7.7% to $17.1 million from $18.6 million in the 1998 Six-Month Period; and, in the 1999 Three-Month Period, interest expense decreased 5.6% to $8.6 million from $9.1 million in the 1998 Three-Month Period. These decreases are primarily the result of lower levels of indebtedness and reduced borrowing costs associated with our 1998 refinancing.

Other, Net

In the 1999 Six-Month Period, other, net improved to income of $0.1 million from expense of $0.6 million in the 1998 Six-Month Period; and, in the 1999 Three-Month Period, improved to expense of $0.1 million from expense of $0.5 million in the 1998 Three-Month Period.

Income Tax Expense

In the 1999 Six-Month Period, income tax expense decreased to $1.0 million from $1.3 million in the 1998 Six-Month Period; and was $0.4 million in both the 1999 and 1998 Three-Month Periods. The decrease in the 1999 Six-Month Period is primarily due to smaller amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Net Income (Loss)

As a result of the factors discussed above, including the $4.0 million extraordinary loss related to the early extinguishment of debt in the 1998 Six-Month Period, the 1999 Six-Month Period net income (loss) improved to income of $6.2 million from a loss of $7.0 million in the 1998 Six-Month Period; and, in the 1999 Three-Month Period, improved to income of $2.0 million from a loss of $1.6 million in the 1998 Three-Month Period.

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

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability. This availability includes a provision for up to $40 million of letters of credit. At September 30, 1999, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $35.1 million and, therefore, additional borrowing availability of approximately $34.9 million.

At September 30, 1999, we had total indebtedness outstanding of $286.7 million, including capital lease obligations, as compared to $310.0 million at September 30, 1998. Of the total indebtedness outstanding at September 30, 1999, $65.3 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 7.6%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At September 30, 1999, we had indebtedness other than obligations under the Bank Credit Agreement of $221.4 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At September 30, 1999, $14.2 million of the A Term Loan Facility and $40.0 million of the B Term Loan Facility remained outstanding. On July 12, 1999, we made a $10 million voluntary prepayment of our bank indebtedness which reduced the A Term Loan Facility by $6.3 million and the B Term Loan Facility by $3.7 million to these levels. As a result of this voluntary prepayment, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until June 30, 2001. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2000 ("Fiscal Year 2000") will approximate $3.5 million and $0.4 million, respectively.

During the 1999 Six-Month Period, net cash provided by operating activities of $15.2 million (see our condensed consolidated statements of cash flows), net revolver borrowings of $11.0 million, and proceeds from long-term debt of $0.4 million were primarily used to (1) fund principal repayments of indebtedness and financing costs of $14.6 million (including capital lease obligations of $3.9 million and voluntary prepayments on the A Term Loan Facility and B Term Loan Facility of $6.3 million and $3.7 million, respectively) and (2) fund cash capital expenditures of $12.0 million. We plan to continue our program of upgrading our printing and prepress equipment and currently anticipate that full year Fiscal Year 2000 cash capital expenditures will approximate $19.3 million, and equipment acquired under capital leases will approximate $3.0 million. Our cash-on-hand of approximately $1.2 million is presented net of outstanding checks within trade accounts payable at September 30, 1999. Accordingly, cash is presented at a balance of $0 in the September 30, 1999 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, repay, redeem or repurchase outstanding indebtedness.

A significant portion of Graphics' long-term obligations, including indebtedness under the Bank Credit Agreement and the Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the Bank Credit Agreement, including, among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

EBITDA

                                                           Three Months Ended                      Six Months Ended
                                                             September 30,                           September 30,
                                                      -----------------------------          ----------------------------
                                                           1999              1998              1999               1998
                                                           ----              ----              ----               ----
                                                                             (dollars in thousands)
         EBITDA:
           Print                                        $ 17,961             15,274            37,277             29,769
           American Color                                  2,506              2,407             5,403              5,426
           Other  (a)                                       (987)              (616)           (1,688)              (990)
                                                        --------            -------          --------           --------
              Total                                     $ 19,480             17,065            40,992             34,205

         EBITDA Margin:
           Print                                            15.9%              14.7%             17.3%              14.2%
           American Color                                   12.0%              10.9%             13.3%              12.8%
              Total                                         14.5%              13.4%             15.9%              13.4%

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

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA increased to $37.3 million in the 1999 Six-Month Period from $29.8 million in the 1998 Six-Month Period, representing an increase of $7.5 million or 25.2%. The Print EBITDA Margin increased to 17.3% in the 1999 Six-Month Period from 14.2% in the 1998 Six-Month Period. Print EBITDA increased to $18.0 million in the 1999 Three-Month Period from $15.3 million in the 1998 Three-Month Period, representing an increase of $2.7 million or 17.6%. The Print EBITDA Margin increased to 15.9% in the 1999 Three-Month Period from 14.7% in the 1998 Three-Month Period.

American Color. As a result of the reasons previously described under "--American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA was $5.4 million in both the 1999 and 1998 Six-Month Periods. American Color EBITDA Margin increased to 13.3% in the 1999 Six-Month Period from 12.8% in the 1998 Six-Month Period. EBITDA increased to $2.5 million in the 1999 Three-Month Period from $2.4 million in the 1998 Three-Month Period, representing an increase of $0.1 million or 4.1%. American Color EBITDA Margin increased to 12.0% in the 1999 Three-Month Period from 10.9% in the 1998 Three-Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA increased to $1.7 million in the 1999 Six-Month Period from negative EBITDA of $1.0 million in the 1998 Six-Month Period. Other operations negative EBITDA increased to $1.0 million in the 1999 Three-Month Period from negative EBITDA of $0.6 million in the 1998 Three-Month Period.

Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000 which could result in a system failure or miscalculations causing disruptions of operations. In the spring of 1997, we initiated our review of our Year 2000 information and manufacturing systems compliance ("Y2K Project"). Our Y2K Project includes four phases: assessment, remediation, testing, and implementation. Over the past year, we have made significant progress in each of these areas and have substantially completed implementation.

Information Technology Systems. To date, we have fully completed our assessment of all information technology systems that could be significantly affected by the Year 2000. We have completed the remediation and testing phases of our information technology systems, including software reprogramming and replacement. We have substantially completed the implementation phase and currently are operating these systems.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Production and Manufacturing Systems. Our strategy includes an ongoing program that focuses on the need to upgrade and maintain our production and manufacturing systems. As such, we believe our production and manufacturing systems to be reasonably current and do not anticipate significant Year 2000 issues in this area. We have completed the assessment, remediation and testing phases in this area and are substantially complete with the implementation phase of our operating equipment and systems, and are currently operating these systems.

We have substantially completed the process of gathering information about the Year 2000 compliance of our significant suppliers and subcontractors (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. In addition, as a printer and graphics prepress supplier, our products and services are not generally impacted by the Year 2000 issue.

We are utilizing both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment necessary for Year 2000 compliance. The total cost of the Y2K Project is estimated at $4.0 million and is being funded through operating cash flows and our Revolving Credit Facility. To date, we have incurred costs of approximately $3.7 million, relating to all phases of the Y2K Project. The Y2K Project has been within planned expenditures and has not been material to the Company's consolidated financial condition.

We believe we have an effective program in place to resolve the Year 2000 compliance issue in a timely manner and are monitoring the progress of the Y2K Project closely. We believe we have corrected all Year 2000 deficiencies, and continue to test remediated systems. Any significant disruption in services such as electrical power, telecommunications and banking, or disruption in the general retail economy, however, could materially adversely affect us. Although there can be no assurance that our efforts will prevent a material adverse impact on our results of operations or financial condition, we believe that none of these scenarios are likely.

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

Item 2.  Changes in Securities and Use of Proceeds

              Recent Sales of Unregistered Securities

              In October 1999, certain officers exercised options to purchase an aggregate of 951 shares of Holdings' common stock for $.01/share.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.  Description
         -----------  -----------
         10.1 Employment Agreement, dated as of August 1, 1999, between Graphics and M.J. Anderson
         12.1         Statement Re: Computation of Ratio of Earnings to Fixed
                      Charges
         27.0         Financial Data Schedule

         (b)  Reports on Form 8-K

              None filed in the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                    ACG Holdings, Inc.
                                    American Color Graphics, Inc.

Date   November 12, 1999            By  /s/ Joseph M. Milano
     ----------------------            -----------------------------------------
                                    Joseph M. Milano
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                    Principal Financial Officer)




Date   November 12, 1999            By  /s/ Patrick W. Kellick
     ----------------------            -----------------------------------------
                                    Patrick W. Kellick
                                    Senior Vice President - Corporate Controller
                                    (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.            Description                                          Page
-----------            -----------                                          ----

    10.1         Employment Agreement, dated as of August 1, 1999,
                 between Graphics and M.J. Anderson                           26

    12.1         Statement Re: Computation of Ratio of Earnings to
                 Fixed Charges                                                34

    27.0         Financial Data Schedule                                      35