Form 10-Q
period 1999-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2000-02-11
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999
                                       or

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

ACG Holding, Inc. has 142,417 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2000 (all of which are privately owned and not traded on a public market.)

                                      INDEX


Part I.     Financial Information                                       Page No.
            ---------------------                                       --------

   Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 1999 and March 31, 1999                          3

            Condensed Consolidated Statements of Operations for the
            Three Months ended December 31, 1999 and 1998                 5

            Condensed Consolidated Statements of Operations for the
            Nine Months ended December 31, 1999 and 1998                  6

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended December 31, 1999 and 1998                  7

            Notes to Condensed Consolidated Financial Statements          8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                14

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                            22

Part II.    Other Information
            -----------------

   Item 1.  Legal Proceedings                                            23

   Item 2.  Changes in Securities and Use of Proceeds                    23

   Item 6.  Exhibits and Reports on Form 8-K                             23


            Signatures                                                   24

            Exhibit Index                                                25

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                              December 31, 1999   March 31, 1999
                                              -----------------   --------------
                                                 (Unaudited)

Assets
------

Current assets:
   Cash                                            $       0               0
   Receivables:
     Trade accounts, less allowance
       for doubtful accounts of $2,549
       and $2,860 at December 31, 1999 and
       March 31, 1999, respectively                   63,484          57,895
     Other                                             3,060           2,082
                                                   ---------       ---------
           Total receivables                          66,544          59,977

   Inventories                                        10,417           8,343
   Prepaid expenses and other current assets           2,710           3,271
                                                   ---------       ---------
           Total current assets                       79,671          71,591

Property, plant and equipment                        277,363         263,191
Less accumulated depreciation                       (140,718)       (119,576)
                                                   ---------       ---------
           Net property, plant and equipment         136,645         143,615

Excess of cost over net assets acquired,
less accumulated amortization of
$46,517 and $44,587 at December 31, 1999
and March 31, 1999, respectively                      70,099          72,029

Other assets                                          11,442          11,765
                                                   ---------       ---------

           Total assets                            $ 297,857         299,000
                                                   =========       =========




    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                              December 31, 1999   March 31, 1999
                                              -----------------   --------------
                                                 (Unaudited)

Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
  Current installments of long-term debt
    and capitalized leases                         $   7,813            7,994
  Trade accounts payable                              42,862           37,096
  Accrued expenses                                    30,935           30,756
  Income taxes                                           503            1,196
                                                   ---------        ---------
     Total current liabilities                        82,113           77,042

Long-term debt and capitalized leases,
  excluding current installments                     265,340          281,595
Deferred income taxes                                  7,680            7,916
Other liabilities                                     50,407           51,753
                                                   ---------        ---------
     Total liabilities                               405,540          418,306

Stockholders' deficit:

Common stock, voting, $.01 par value,
  5,852,223 shares authorized, 143,499
  and 134,250 shares issued and
  outstanding at December 31,1999 and
  March 31,1999, respectively                              1                1

Preferred Stock, $.01 par value, 15,823
  shares authorized, 3,622 shares
  Series AA convertible preferred stock
  issued and outstanding, $40,000,000
  liquidation preference, 1,606 shares
  Series BB convertible preferred
  stock issued and outstanding,
  $17,500,000 liquidation preference                      --               --

Additional paid-in capital                            58,286           58,286
Accumulated deficit                                 (163,389)        (174,905)
Other accumulated comprehensive loss                  (2,581)          (2,688)
                                                   ---------        ---------
     Total stockholders' deficit                    (107,683)        (119,306)
                                                   ---------        ---------
Commitments and contingencies

     Total liabilities and stockholders' deficit   $ 297,857          299,000
                                                   =========        =========



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     1999              1998
                                                     ----              ----

Sales                                              $ 152,213          144,296
Cost of sales                                        126,405          118,314
                                                   ---------        ---------
      Gross profit                                    25,808           25,982
Selling, general and administrative expenses          10,473           11,929
Amortization of goodwill                                 665              619
                                                   ---------        ---------
      Operating income                                14,670           13,434
Other expense (income):
  Interest expense                                     8,447            8,960
  Interest income                                        (21)             (60)
  Other, net                                             276              232
                                                   ---------        ---------
  Total other expense                                  8,702            9,132
                                                   ---------        ---------
       Income before income taxes                      5,968            4,302
Income tax expense                                      (682)            (745)
                                                   ---------        ---------

         Net income                                $   5,286            3,557
                                                   =========        =========


















    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)



                                                  Nine Months Ended December 31,
                                                  ------------------------------
                                                      1999             1998
                                                      ----             ----

Sales                                              $ 410,032          399,074
Cost of sales                                        340,664          334,552
                                                   ---------        ---------
      Gross profit                                    69,368           64,522
Selling, general and administrative expenses          28,614           31,772
Amortization of goodwill                               1,930            1,908
                                                   ---------        ---------
      Operating income                                38,824           30,842
Other expense (income):
  Interest expense                                    25,566           27,512
  Interest income                                        (96)            (106)
  Other, net                                             189              808
                                                   ---------        ---------
  Total other expense                                 25,659           28,214
                                                   ---------        ---------
       Income before income taxes and
         extraordinary item                           13,165            2,628
Income tax expense                                    (1,649)          (2,066)
                                                   ---------        ---------
      Income before extraordinary item                11,516              562

Extraordinary loss on early extinguishment
  of debt                                                 --           (4,020)
                                                   ---------        ---------

      Net income (loss)                            $  11,516           (3,458)
                                                   =========        =========













    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     December 31,
                                                                                  -----------------
                                                                                 1999           1998
                                                                                 ----           ----
Cash flows provided (used) by operating activities:

  Net income (loss)                                                            $ 11,516        (3,458)

  Adjustments to reconcile net income (loss) to cash provided by operating activities:

  Depreciation                                                                   22,378        22,088

  Amortization of goodwill and other assets                                       2,844         2,981

  Amortization of deferred financing costs                                          990         1,076

  Extraordinary non-cash charges from early retirement of debt, net                  --         4,020

  (Increase) decrease in working capital and other                               (5,502)        4,575
                                                                               --------      --------

       Net cash provided by operating activities                                 32,226        31,282

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                                    (14,309)       (6,682)

  Proceeds from sales of property, plant and equipment                               20           765

  Other                                                                             (68)           75
                                                                               --------      --------

       Net cash used by investing activities                                    (14,357)       (5,842)

Cash flows provided (used) by financing activities:

  Repayment of long-term debt, net, including current maturities                (15,218)      (63,402)

  Proceeds from Term Loan Facilities                                                 --        75,000

  Net increase (decrease) in revolver borrowings                                  3,402       (29,257)

  Repayment of capital lease obligations                                         (5,634)       (5,152)

  Payment of deferred financing costs                                              (355)       (2,548)

  Other, net                                                                        (22)          (84)
                                                                               --------      --------

         Net cash used by financing activities                                  (17,827)      (25,443)

  Effect of exchange rates on cash and cash equivalents                             (42)            3
                                                                               --------      --------

Net change in cash                                                                   --            --

Cash:

  Beginning of period                                                                --            --
                                                                               --------      --------

  End of period                                                                $     --            --
                                                                               ========      ========

Non-cash investing activity:

  Equipment purchases under capital leases                                     $  1,015         4,121
                                                                               ========      ========


See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at December 31, 1999, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business segments of the commercial printing industry in which the Company operates are (i) Print and (ii) Digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1999 and the Company's Post-Effective Amendment No. 5 to Registration Statement No. 33-97090 on Form S-1.

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

3.   Inventories

The components of inventories are as follows (in thousands):


                                             December 31, 1999    March 31, 1999
                                             -----------------    --------------

                    Paper                          $ 8,190            6,525

                    Ink                                254              232

                    Supplies and other               1,973            1,586
                                                   -------          -------

                          Total Inventories        $10,417            8,343
                                                   =======          =======

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net income (loss) or Stockholders' deficit. Total comprehensive income (loss) for the three and nine months ended December 31, 1999 and 1998 are as follows (in thousands):


                                     Three Months Ended December 31,     Nine Months Ended December 31,
                                     -------------------------------     ------------------------------
                                           1999             1998            1999             1998
                                           ----             ----            ----             ----
Net income (loss)                        $ 5,286           3,557           11,516         (3,458)(a)
  Foreign currency translation
  adjustment                                 (21)           (167)             107           (765)
                                         -------         -------          -------        -------
Total comprehensive income (loss)        $ 5,265           3,390           11,623         (4,223)
                                         =======         =======          =======        =======

        (a) Includes $4.0 million extraordinary loss related to early extinguishment of debt associated with the 1998 Refinancing (see note 2 to the unaudited condensed consolidated financial statements).

5.  Commitments and Contingencies

The Company has employment agreements with three of its principal officers and eleven other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 1999, excluding bonuses, was approximately $5.3 million.

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

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 1999 is $26.0 million and is included within "Other liabilities" in the condensed consolidated balance sheet.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at December 31, 1999. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

6.  Restructuring Costs

In March 1999, the Company approved a plan for its American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs) includes $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. The Company made cash payments of $0.8 million, $1.8 million and $0.7 million in the fiscal year ended March 31, 1999, the nine months and three months ended December 31, 1999, respectively related to these costs.

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

                                                             Digital
                                                             Imaging
                                                                &         Corporate
(In Thousands of Dollars)                     Print          Prepress      and Other      Total
---------------------------------------   ------------     -----------    ----------     -------
Nine Months Ended December 31, 1999

Segment revenues                           $ 346,857         60,965         2,210        410,032

EBITDA                                     $  58,416          8,342        (2,712)        64,046
   Depreciation and amortization              17,213          4,531         3,478         25,222
   Interest expense                               --             --        25,566         25,566
   Interest income                                --             --           (96)           (96)
   Other, net                                     16             64           109            189
                                           ---------      ---------     ---------      ---------
     Income (loss) before income taxes     $  41,187          3,747       (31,769)        13,165

Total assets                               $ 260,450         27,472         9,935        297,857

Total capital expenditures                 $  11,898          3,171           255         15,324

------------------------------------------------------------------------------------------------

Nine Months Ended December 31, 1998

Segment revenues                           $ 330,587         64,423         4,064        399,074

EBITDA                                     $  49,236          8,234        (1,312)        56,158
   Depreciation and amortization              16,899          4,931         3,239         25,069
   Interest expense                               --             --        27,512         27,512
   Interest income                                --             --          (106)          (106)
   Other special charges                          --            247            --            247
   Other, net                                    (31)           551           288            808
                                           ---------      ---------     ---------      ---------
     Income (loss) before income taxes
       and extraordinary item              $  32,368          2,505       (32,245)         2,628

Total assets                               $ 260,392         32,698        13,867        306,957

Total capital expenditures                 $   5,608          4,401           794         10,803

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                             Digital
                                                             Imaging
                                                                &         Corporate
(In Thousands of Dollars)                     Print          Prepress      and Other     Total
---------------------------------------   ------------     -----------    ----------    -------
Three Months Ended December 31, 1999

Segment revenues                           $131,104         20,373           736        152,213

EBITDA                                     $ 21,139          2,939        (1,024)        23,054
   Depreciation and amortization              5,735          1,466         1,183          8,384
   Interest expense                              --             --         8,447          8,447
   Interest income                               --             --           (21)           (21)
   Other, net                                    --             59           217            276
                                           --------       --------      --------       --------
     Income (loss) before income taxes     $ 15,404          1,414       (10,850)         5,968

Total assets                               $260,450         27,472         9,935        297,857

Total capital expenditures                 $  1,960          1,391            27          3,378

------------------------------------------------------------------------------------------------

Three Months Ended December 31, 1998

Segment revenues                           $120,499         22,016         1,781        144,296

EBITDA                                     $ 19,467          2,808          (322)        21,953
   Depreciation and amortization              5,705          1,702         1,112          8,519
   Interest expense                              --             --         8,960          8,960
   Interest income                               --             --           (60)           (60)
   Other, net                                    14             91           127            232
                                           --------       --------      --------       --------
     Income (loss) before income taxes     $ 13,748          1,015       (10,461)         4,302

Total assets                               $260,392         32,698        13,867        306,957

Total capital expenditures                 $  1,142          1,679           696          3,517

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:

         - fluctuations in the cost of paper and other raw materials used,
         -        changes in the advertising and printing markets,
         - actions by our competitors, particularly with respect to pricing,
         -        the financial condition of our customers,
         -        our financial condition and liquidity,
         -        the general condition of the United States economy,
         -        demand for our products and services,
         - the availability of qualified personnel and other information technology resources, and
         -        the matters set forth in this Report generally.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 1999 (the "1999 Three-Month Period"), the three months ended December 31, 1998 (the "1998 Three-Month Period"), the nine months ended December 31, 1999 (the "1999 Nine-Month Period") and the nine months ended December 31, 1998 (the "1998 Nine-Month Period"):

                              Three Months Ended                  Nine Months Ended
                                 December 31,                        December 31,
                         -----------------------------       ---------------------------
                              1999             1998             1999            1998
                              ----             ----             ----            ----
                                               (dollars in thousands)
Sales:
  Print                      $ 131,104         120,499         346,857         330,587
  American Color                20,373          22,016          60,965          64,423
  Other (a)                        736           1,781           2,210           4,064
                             ---------       ---------       ---------       ---------
     Total                   $ 152,213         144,296         410,032         399,074

Gross Profit:
  Print                      $  21,451          19,967          56,729          48,515
  American Color                 4,819           5,399          13,930          15,285
  Other (a)                       (462)            616          (1,291)            722
                             ---------       ---------       ---------       ---------
     Total                   $  25,808          25,982          69,368          64,522

Gross Margin:
  Print                           16.4%           16.6%           16.4%           14.7%
  American Color                  23.7%           24.5%           22.8%           23.7%
     Total                        17.0%           18.0%           16.9%           16.2%

Operating Income (Loss):
  Print                      $  15,404          13,762          41,203          32,337
  American Color                 1,473           1,106           3,811           3,056
  Other (a) (b)                 (2,207)         (1,434)         (6,190)         (4,551)
                             ---------       ---------       ---------       ---------
     Total                   $  14,670          13,434          38,824          30,842

(a) Other operations primarily include revenues and expenses associated with our digital visual effects operations ("Digiscope").

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print

Sales. In the 1999 Nine-Month Period, Print sales increased $16.3 million to $346.9 million from $330.6 million in the 1998 Nine-Month Period. The increase in the 1999 Nine-Month Period includes the impact of favorable changes in customer and product mix, an increase in paper sales to customers and an approximate 4% increase in Print production volume. These changes were offset in part by declining paper prices.

In the 1999 Three-Month Period, Print sales increased $10.6 million to $131.1 million from $120.5 million in the 1998 Three-Month Period. This increase includes a Print production volume increase of approximately 7%, favorable changes in customer and product mix, and an increase in paper sales to customers. These changes were offset in part by declining paper prices.

Gross Profit. In the 1999 Nine-Month Period, Print gross profit increased $8.2 million to $56.7 million from $48.5 million in the 1998 Nine-Month Period. In the 1999 Nine-Month Period, Print gross margin increased to 16.4% from 14.7% in the 1998 Nine-Month Period. The increase in gross profit was primarily the result of increased production volume, reduced manufacturing costs and favorable changes in customer and product mix. These changes in gross margin were offset in part by an increase in paper sales to customers.

In the 1999 Three-Month Period, Print gross profit increased $1.5 million to $21.5 million from $20.0 million in the 1998 Three-Month Period. In the 1999 Three-Month Period, Print gross margin decreased to 16.4% from 16.6% in the 1998 Three-Month Period. The increase in gross profit is primarily the result of increased production volume and favorable changes in customer and product mix, offset in part by an increase in certain manufacturing costs. The decrease in gross margin is primarily the result of an increase in certain manufacturing costs and a decrease in sales to customers who supply their own paper, offset in part by increased production volume and favorable changes in customer and product mix.

Selling, General and Administrative Expenses. In the 1999 Nine-Month Period, Print selling, general and administrative expenses decreased $0.7 million to $15.5 million, or 4.5% of Print sales, from $16.2 million, or 4.9% of Print sales in the 1998 Nine-Month Period. The decrease in the 1999 Nine-Month Period includes decreases in certain selling expenses, offset in part by increases in employee related expenses.

In the 1999 Three-Month Period, Print, selling, general and administrative expenses decreased $0.2 million to $6.0 million, or 4.6% of Print sales, from $6.2 million, or 5.1% of Print sales in the 1998 Three-Month Period. The decrease in the 1999 Three-Month Period is primarily the result of decreases in certain selling expenses, offset in part by increases in employee related expenses.

Operating Income. In the 1999 Nine-Month Period, as a result of the factors discussed above, Print operating income increased by 27.4% to $41.2 million from $32.3 million in the 1998 Nine-Month Period; and in the 1999 Three-Month Period, increased by 11.9% to $15.4 million from $13.8 million in the 1998 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color

Sales. In the 1999 Nine-Month Period, American Color's sales decreased $3.4 million to $61.0 million from $64.4 million in the 1998 Nine-Month Period. The decrease in the 1999 Nine-Month Period was primarily the result of reduced prepress production volume.

In the 1999 Three-Month Period, American Color's sales decreased $1.6 million to $20.4 million from $22.0 million in the 1998 Three-Month Period. The decrease in the 1999 Three-Month Period was primarily the result of reduced prepress production volume.

Gross Profit. In the 1999 Nine-Month Period, American Color's gross profit decreased $1.4 million to $13.9 million from $15.3 million in the 1998 Nine-Month Period. In the 1999 Nine-Month Period, American Color's gross margin decreased to 22.8% from 23.7% in the 1998 Nine-Month Period. The 1998 Nine-Month Period included $0.9 million of nonrecurring costs associated with the consolidation of certain production facilities. The decreases in the 1999 Nine-Month Period gross profit and gross margin result primarily from reduced sales volume and related margins.

In the 1999 Three-Month Period, American Color's gross profit decreased $0.6 million to $4.8 million from $5.4 million in the 1998 Three-Month Period. In the 1999 Three-Month Period, American Color's gross margin decreased to 23.7% from 24.5% in the 1998 Three-Month Period. The decreases in the 1999 Three-Month Period gross profit and gross margin result primarily from reduced sales volume and related margins.

Selling, General and Administrative Expenses. In the 1999 Nine-Month Period, American Color's selling, general and administrative expenses decreased $2.1 million to $10.1 million, or 16.6% of American Color's sales from $12.2 million, or 19.0% of American Color's sales in the 1998 Nine-Month Period. These decreases are attributable to various cost containment measures implemented during the 1999 Nine-Month Period.

In the 1999 Three-Month Period, American Color's selling, general and administrative expenses decreased $1.0 million to $3.3 million or 16.4% of American Color's sales from $4.3 million or 19.5% of American Color's sales in the 1998 Three-Month Period. These decreases are attributable to various cost containment measures implemented during the 1999 Three-Month Period.

Operating Income. In the 1999 Nine-Month Period, as a result of the factors discussed above, operating income at American Color increased to $3.8 million from $3.1 million in the 1998 Nine-Month Period; and in the 1999 Three-Month Period increased to $1.5 million from $1.1 million in the 1998 Three-Month Period.

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general and administrative expenses, other expenses and amortization expense. Amortization expense associated with other operations, which primarily includes goodwill amortization, was $2.1 million and $2.0 million in the 1999 Nine-Month Period and the 1998 Nine-Month Period, respectively. Amortization expense associated with other operations was $0.7 million in both the 1999 Three-Month Period and the 1998 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

In the 1999 Nine-Month Period, operating losses from other operations increased to a loss of $6.2 million from a loss of $4.6 million in the 1998 Nine-Month Period. In the 1999 Three-Month Period, operating losses from other operations increased to a loss of $2.2 million from a loss of $1.4 million in the 1998 Three-Month Period. These changes include $1.6 million and $0.8 million of increased operating losses at Digiscope due primarily to lower digital visual effects sales volume in the 1999 Nine-Month Period and the 1999 Three-Month Period, respectively.

Restructuring Costs

In March 1999, we approved a plan for the American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million, which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs), include $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs will be paid or settled before March 31, 2000. We made cash payments of $0.8 million in the fiscal year ended March 31, 1999, $1.8 million in the 1999 Nine-Month Period and $0.7 million in the 1999 Three-Month Period related to these costs.

Interest Expense

In the 1999 Nine-Month Period, interest expense decreased 7.1% to $25.6 million from $27.5 million in the 1998 Nine-Month Period; and, in the 1999 Three-Month Period, interest expense decreased 5.7% to $8.4 million from $9.0 million in the 1998 Three-Month Period. These decreases are primarily the result of lower levels of indebtedness and reduced borrowing margins associated with our 1998 refinancing.

Other, Net

In the 1999 Nine-Month Period, other, net improved to expense of $0.2 million from expense of $0.8 million in the 1998 Nine-Month Period; and, in the 1999 Three-Month Period, increased to expense of $0.3 million from expense of $0.2 million in the 1998 Three-Month Period.

Income Tax Expense

In the 1999 Nine-Month Period, income tax expense decreased to $1.6 million from $2.1 million in the 1998 Nine-Month Period; and was $0.7 million in both the 1999 and 1998 Three-Month Periods. The decrease in the 1999 Nine-Month Period is primarily due to smaller amounts of taxable income in foreign jurisdictions and changes in the deferred tax valuation allowance.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Net Income (Loss)

As a result of the factors discussed above, including the $4.0 million extraordinary loss related to the early extinguishment of debt in the 1998 Nine-Month Period, the 1999 Nine-Month Period net income (loss) improved to income of $11.5 million from a loss of $3.5 million in the 1998 Nine-Month Period; and, in the 1999 Three-Month Period, improved to income of $5.3 million from income of $3.6 million in the 1998 Three-Month Period.

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

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability. This availability includes a provision for up to $40 million of letters of credit. At December 31, 1999, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $26.6 million and, therefore, additional borrowing availability of approximately $43.4 million.

At December 31, 1999, we had total indebtedness outstanding of $273.2 million, including capital lease obligations, as compared to $300.9 million at December 31, 1998. Of the total indebtedness outstanding at December 31, 1999, $52.7 million was outstanding under the Bank Credit Agreement at a weighted average interest rate of 8.5%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At December 31, 1999, we had indebtedness other than obligations under the Bank Credit Agreement of $220.5 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At December 31, 1999, $9.6 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. On July 12, 1999 and December 29, 1999, we made voluntary prepayments of our bank indebtedness of $10 million and $5 million, respectively, which collectively reduced the A Term Loan Facility by $10.9 million and the B Term Loan Facility by $4.1 million to these levels. As a result of these voluntary prepayments, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2000 ("Fiscal Year 2000") will approximate $1.8 million and $0.2 million, respectively.

During the 1999 Nine-Month Period, net cash provided by operating activities of $32.2 million (see our condensed consolidated statements of cash flows), net revolver borrowings of $3.4 million, and proceeds from long-term debt of $0.4 million were primarily used to (1) fund principal repayments of indebtedness and financing costs of $21.7 million (including capital lease obligations of $5.6 million and voluntary prepayments on the A Term Loan Facility and B Term Loan Facility of $10.9 million and $4.1 million, respectively) and (2) fund cash capital expenditures of $14.3 million. We plan to continue our program of upgrading our printing and prepress equipment and currently anticipate that full year Fiscal Year 2000 cash capital expenditures will approximate $21.2 million, and equipment acquired under capital leases will approximate $1.4 million. Our cash-on-hand of approximately $3.4 million is presented net of outstanding checks within trade accounts payable at December 31, 1999. Accordingly, cash is presented at a balance of $0 in the December 31, 1999 balance sheet.

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

EBITDA
                            Three Months Ended            Nine Months Ended
                               December 31,                   December 31,
                           --------------------         ----------------------

                            1999           1998          1999            1998
                            ----           ----          ----            ----
                                          (dollars in thousands)
EBITDA:
  Print                  $ 21,139         19,467         58,416         49,236
  American Color            2,939          2,808          8,342          8,234
  Other  (a)               (1,024)          (322)        (2,712)        (1,312)
                         --------       --------       --------       --------
     Total               $ 23,054         21,953         64,046         56,158

EBITDA Margin:
  Print                      16.1%          16.2%          16.8%          14.9%
  American Color             14.4%          12.8%          13.7%          12.8%
     Total                   15.1%          15.2%          15.6%          14.1%

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

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA increased to $58.4 million in the 1999 Nine-Month Period from $49.2 million in the 1998 Nine-Month Period, representing an increase of $9.2 million or 18.6%. The Print EBITDA Margin increased to 16.8% in the 1999 Nine-Month Period from 14.9% in the 1998 Nine-Month Period. Print EBITDA increased to $21.1 million in the 1999 Three-Month Period from $19.5 million in the 1998 Three-Month Period, representing an increase of $1.6 million or 8.6%. The Print EBITDA Margin decreased to 16.1% in the 1999 Three-Month Period from 16.2% in the 1998 Three-Month Period.

American Color. As a result of the reasons previously described under "--American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA increased to $8.3 million in the 1999 Nine-Month Period from $8.2 million in the 1998 Nine-Month Period representing an increase of $0.1 million or 1.3%. American Color EBITDA Margin increased to 13.7% in the 1999 Nine-Month Period from 12.8% in the 1998 Nine-Month Period. EBITDA increased to $2.9 million in the 1999 Three-Month Period from $2.8 million in the 1998 Three-Month Period, representing an increase of $0.1 million or 4.7%. American Color EBITDA Margin increased to 14.4% in the 1999 Three-Month Period from 12.8% in the 1998 Three-Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA increased to $2.7 million in the 1999 Nine-Month Period from negative EBITDA of $1.3 million in the 1998 Nine-Month Period. Other operations negative EBITDA increased to $1.0 million in the 1999 Three-Month Period from negative EBITDA of $0.3 million in the 1998 Three-Month Period.

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

Item 2.       Changes in Securities and Use of Proceeds

              Recent Sales of Unregistered Securities
              ---------------------------------------

              During the quarter ended December 31, 1999 certain officers exercised options to purchase an aggregate of 1,106 shares of Holdings' common stock for $.01/share.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    Exhibit No.                 Description
                    -----------                 -----------
                    10.1 November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
                    12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges
                    27.0           Financial Data Schedule

              (b)   Reports on Form 8-K

                    None filed in the quarter ended December 31, 1999.

                    Form 8-K filed with the Securities Exchange Commission on February 2, 2000 under Item 5 to announce ACG's financial results for the three months ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 ACG Holdings, Inc.
                                 American Color Graphics, Inc.



Date   February 11, 2000          By  /s/ Joseph M. Milano
      ----------------------         -----------------------------------
                                  Joseph M. Milano
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Authorized Officer and
                                  Principal Financial Officer)




Date    February 11, 2000         By  /s/ Patrick W. Kellick
      ----------------------         ------------------------------------
                                  Patrick W. Kellick
                                  Senior Vice President - Corporate Controller
                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description                                         Page
-----------            -----------                                         ----

  10.1         November 9, 1999, Third Amendment to Amended and
               Restated Credit Agreement dated as of May 8, 1998,
               among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding,
               Inc. as Syndication Agent, Bankers Trust Company as
               Administrative Agent and the parties signatory thereto      26

  12.1         Statement Re: Computation of Ratio of Earnings to Fixed
               Charges                                                     32

  27.0         Financial Data Schedule                                     33