Form 10-K
period 2000-03-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2000-06-13
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

ACG Holdings, Inc. has 143,399 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2000 (all of which are privately owned and not traded on a public market).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX


                                                                         Page
                                                                      Referenced
                                                                       Form 10-K
                                                                      ----------

                                     PART I


Item 1.    Business.......................................................   2
Item 2.    Properties.....................................................   7
Item 3.    Legal Proceedings..............................................   8
Item 4.    Submission of Matters to A Vote of Security Holders............   8



                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters ..........................................    9
Item 6.    Selected Financial Data.......................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk....   22
Item 8.    Financial Statements and Supplementary Data...................   23
Item 9.    Changes In And Disagreements With Accountants on
           Accounting and Financial Disclosure...........................   51



                                    PART III

Item 10.   Directors and Executive Officers ............................    52
Item 11.   Executive Compensation.......................................    53
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management...............................................    58
Item 13.   Certain Relationships and Related Transactions...............    59



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...................................................   61



           Signatures....................................................   70

                                     PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings") formerly Sullivan Communications, Inc. ("Communications"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics") formerly Sullivan Graphics, Inc., including, but not limited to:

         -   fluctuations in the cost of paper and other raw materials used,
         -   changes in the advertising and print markets,
         -   actions by our competitors, particularly with respect to pricing,
         -   the financial condition of our customers,
         -   our financial condition and liquidity,
         -   the general condition of the United States economy,
         -   demand for our products and services, and
         -   the matters set forth in this Report generally.

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

ITEM 1.  BUSINESS

General

We are a successor to a business that commenced operations in 1926, and are one of the largest national diversified commercial printers in North America with ten print plants in eight states and Canada, nine prepress facilities located throughout the United States and one digital visual effects facility, that provides special effects services for the motion picture industry, located in California. We operate primarily in two business segments of the commercial printing industry: print, (which accounted for approximately 84% of total sales during the fiscal year ended March 31, 2000 ("Fiscal Year 2000")) and digital imaging and prepress services conducted through our American Color division (which accounted for approximately 15% of total sales in Fiscal Year 2000). Our print business and our digital imaging and prepress services business are both headquartered in Nashville, Tennessee. Partnerships affiliated with Morgan Stanley Dean Witter & Co. ("MSDW") currently own 57.7% of the outstanding common stock and 72.7% of the outstanding preferred stock of Holdings.

Market data used throughout this Report was obtained from industry publications and internal company estimates. While we believe such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

Financial Information About Industry Segments

See disclosure in note 16 of our consolidated financial statements appearing elsewhere in this Report.

Print

Our print business, which accounted for approximately 84%, 83% and 84% of our sales in Fiscal Year 2000, the fiscal year ended March 31, 1999 ("Fiscal Year 1999") and the fiscal year ended March 31, 1998 ("Fiscal Year 1998"), respectively, produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications.

Retail Advertising Inserts (83% of print sales in Fiscal Year 2000, 81% in Fiscal Year 1999 and 80% in Fiscal Year 1998). We believe that we are one of the largest printers of retail advertising inserts in the United States. We print advertising inserts for approximately 300 retailers. Retail advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers but are also distributed by direct mail or in-store by retailers. They generally advertise for a specific, limited sale period. As a result, advertising inserts are both time sensitive and seasonal.

Comics (11% of print sales in Fiscal Year 2000, 13% in Fiscal Year 1999 and 14% in Fiscal Year 1998, includes newspaper Sunday comics, comic insert advertising and comic books). We believe that we are one of the largest printers of comics in the United States. We print Sunday comics for over 200 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.

Other Publications (6% of print sales in Fiscal Year 2000, Fiscal Year 1999 and Fiscal Year 1998). We print local newspapers, TV guide listings and other publications.

Print Production

Our network of ten print plants in the United States and Canada are strategically well positioned to service major metropolitan centers, providing us with distribution efficiencies and shorter turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. We own a substantial majority of our printing equipment, which currently consists of 40 heatset offset presses, 5 coldset offset presses and 11 flexographic presses. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our newspaper Sunday comics and comic advertising inserts are printed using the flexographic process.

In the heatset offset process, the desired printed images are distinguished chemically from non-image areas of a metal plate which allow the image area to attract the ink which is then transferred from the plate to a rubber blanket and then to the paper surface. Once printed, the web goes through an oven which evaporates the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, inks are set by the absorption and oxidation of solvents into the paper. Due to the drying process, the heatset offset process can be utilized on a wide variety of papers. Generally, heatset offset presses have the ability to provide a more colorful and attractive product than cold offset presses.

The flexographic process differs from offset printing in that it utilizes relief image plates and rapid-drying, water-based (as opposed to solvent-based) inks. The flexographic image area results from application of ink to the raised image surface on the plate, which is transferred directly to the paper. Our flexographic printing generally can provide vibrant color reproduction at a lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set up times, reduced paper waste, reduced energy use and maintenance costs, and environmental advantages due to the use of water-based inks and the use of less paper. Faster press set up times make the process particularly attractive to commercial customers with shorter runs and extensive regional versioning. Recent technological advancements have greatly reduced the gap in reproduction quality between flexography and heatset offset.

In addition to press capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off size, folder capabilities and certain in-line and off-line finishing capabilities. Cut-off size is one of the determinants of the size of the printed page, the other being web width. Folder capabilities for advertising inserts must include a wide variety of page sizes, page counts and page layouts. Finally, some advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules and pricing required by many customers. We believe that our mix and configuration of presses and press services allows for efficient tailoring of printing services to customers' product needs.

Digital Imaging and Prepress Services

Our digital imaging and prepress services business is conducted by our American Color division ("American Color") which accounted for approximately 15%, 16% and 15% of our Fiscal Year 2000, Fiscal Year 1999 and Fiscal Year 1998 sales, respectively. We believe we are one of the largest full-service providers of digital imaging, prepress and color separation services in the United States and a technological leader in this industry. Our digital imaging and prepress services business commenced operations in 1975 and maintains nine full service locations nationwide.

We assist customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each advertising or editorial page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page. Our revenue from these traditional services is being supplemented by new revenue sources from electronic prepress services such as digital image storage, facilities management (operating digital imaging and prepress service facilities at a customer location), computer-to-plate services, creative services, consulting and training services, multimedia and internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, microcomputer-based design and layout, and digital cameras into prepress production.

The digital imaging and prepress services industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service digital imaging and prepress service companies such as American Color, none of which has a significant nationwide market share. Many smaller digital imaging and prepress service companies have left the industry in recent years due to their inability to keep pace with technological advances in the industry.

Competitive Advantages and Strategy

Competitive Advantages. We believe that we have the following competitive advantages in our print and digital imaging and prepress services businesses:

Modern Equipment. We believe that our web heatset offset and flexographic web printing equipment is generally among the most advanced in the industry and that the average age of our equipment is significantly less than the majority of our regional competitors and is comparable to our major national competitors. We are also committed to a comprehensive, long-term maintenance program, which enhances the reliability and extends the life of our presses and other production equipment. We also believe that our digital imaging and prepress equipment is significantly more advanced than many of our smaller regional competitors, many of whom have not incorporated digital prepress technologies and computer-to-plate services to the same extent as we have, nor adopted an open systems environment which allows greater flexibility and more efficient maintenance.

Strong Customer Base. We provide printing services to a diverse base of customers, including approximately 300 retailers and over 200 newspapers in the United States and Canada. Our print services customer base includes a significant number of the major national retailers and larger newspaper chains as well as numerous smaller regional retailers. Our consistent focus on providing high quality print products and strong customer service at competitive prices has resulted in long-term relationships with many of these customers. Our digital imaging and prepress services' customer base includes large and medium-sized customers in the publishing, retail and catalog businesses, many of whom also have long-term relationships with our print segment. Although the digital imaging and prepress services business has generally been on a spot bid basis in the past, we have been successful in continuing to increase the proportion of our business under long-term contracts.

Competitive Cost Structure. We have reduced the variable and fixed costs of production at our print facilities over the past several years and believe we are well positioned to maintain our competitive cost structure in the future due to economies of scale. We have also reduced both labor and material costs (the principal variable production costs) and selling, general and administrative expenses in our digital imaging and prepress services business primarily through the adoption of new digital prepress production methodologies and continued cost containment focus.

Strong Management Team. We have strengthened our print management group by hiring experienced managers with a clear focus on growth, quality and continued cost reduction, resulting in an improved cost structure and a well-defined strategy for future expansion. We have also strengthened our management group in our digital imaging and prepress services business, filling a number of senior, regional and plant management positions with individuals who we believe will manage the digital imaging and prepress services business for growth and profitability and will continue to upgrade our capabilities.

National Presence. Our nine print plants in the United States and one plant in Canada provide us with distribution efficiencies, strong customer service, flexibility and short turnaround times, all of which are instrumental in our continued success in servicing our large national and regional retail accounts. Our expanded sales and marketing groups provide greater customer coverage and enable us to more successfully penetrate regional markets. We believe that our nine digital imaging and prepress service facilities provide us with contingency capabilities, increased capacity during peak periods, access to top quality internal technical personnel throughout the country, short turnaround time and other customer service advantages.

Strategy. Our objective is to increase shareholder value by growing our revenues, increasing our market share and reducing costs. Our strategy to achieve this objective is as follows:

Grow Unit Volume. Management believes that our level of national sales coverage, when coupled with our significant industry experience and customer-focused sales force, will result in continued unit growth. In an effort to stimulate unit volume growth, we have strengthened our print sales group. Unit volume growth is also expected to result from continued capital expansion and selective print acquisitions. In addition, in our digital imaging and prepress services business, we have strengthened our sales force, provided expanded training, and more closely focused our marketing efforts on new, larger customers.

Continue to Improve Product Mix. We intend to increase our share of the retail advertising insert market. In addition, we expect to continue to adjust the mix of our customers and products within the retail advertising insert market to those that are more profitable and less seasonable and to maximize the use of our equipment. We are also continuing expansion of our print facilities' capabilities for in-plant prepress and postpress services. Our digital imaging and prepress services business will continue to focus on high value-added new business opportunities, particularly large-scale projects that will best utilize the breadth of services and technologies we have to offer. Additionally, we will continue to pursue large facilities management opportunities as well as national and large regional customers that require more sophisticated levels of service and technologies.

Continue to Reduce Manufacturing Costs and Improve Quality. We intend to further reduce our production costs at our print facilities through our Total Quality Management Process, an ongoing cost reduction and continuous quality improvement process. Additionally, we plan to continue to maximize scale advantages in the purchasing, technology and engineering areas. We also intend to continue to gain variable cost efficiencies in our digital imaging and prepress services business by using our technical resources to improve digital prepress workflows at our various facilities. In addition, we believe we will be able to reduce our per unit technical, sales and management costs as we increase sales in this business.

Continue to Make Opportunistic Acquisitions. An integral part of our long-term growth strategy includes a plan to selectively assess and acquire other print and digital imaging and prepress services companies that we believe will enhance our leadership position in these industries.

Customers and Distribution

Customers. We sell our print products and services to a large number of customers, primarily retailers and newspapers, and all of the products are produced in accordance with customer specifications. We perform a portion of our print work, primarily the printing of Sunday comics and comic books, under long-term contracts with our customers. The contracts vary in length and many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our print work, we obtain varying time commitments from our customers ranging from job to job to annual allocations. Print prices are generally fixed during such commitments; however, our standard terms of trade call for the pass-through of changes in the price of raw materials, primarily paper and ink.

Our digital imaging and prepress services' customers consist of magazine and newspaper publishers, retailers, catalog sales organizations, printers, consumer products companies, advertising agencies and direct mail advertisers. Our customers typically have a need for high levels of technical expertise, short turnaround times and responsive customer service. In addition to our historical regional customer base, our digital imaging and prepress services business is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology. This trend has resulted in an increase in the volume related to facilities management arrangements with customers over the past several years. These contracts typically extend from three to five years in length.

The print and digital imaging and prepress services businesses have historically had certain common customers and our ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, facilities management and speed to market become more important to our customers. This enables us to provide more comprehensive solutions to our customers' digital imaging and prepress and printing needs.

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2000. Our top ten customers accounted for approximately 40% of consolidated sales in Fiscal Year 2000.

Distribution. We distribute our print products primarily by truck to customer designated locations, primarily newspapers, customer retail stores and via mail. Costs of distribution are generally paid by the customers, and most shipping is by common carrier. Our digital imaging and prepress services business generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery.

Competition

Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and we compete with numerous national, regional and local printers. A trend of industry consolidation in recent years can be attributed to (1) customer preferences for larger printers with a greater range of services, (2) capital requirements and (3) competitive pricing pressures. We believe that competition in the print business is based primarily on quality and service at a competitive price.

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

Raw Materials

The primary raw materials used in our print business are paper and ink. During Fiscal Year 1998, paper prices increased slightly through mid year and then declined to near beginning of the year levels. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in Fiscal Year 1999. Management expects that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. We purchase substantially all of our ink and related products under long-term ink supply contracts. The primary inputs in prepress service processes are film and proofing materials.

In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

Some of our print and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Seasonality" appearing elsewhere in this Report.

Backlog

Because our print, digital imaging and prepress services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Employees

As of April 30, 2000, we had a total of approximately 2,835 employees, of which approximately 240 employees are represented by a collective bargaining agreement that will expire on December 31, 2004. We consider our relations with our employees to be excellent.

Governmental and Environmental Regulations

We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See "Legal Proceedings - Environmental Matters" appearing elsewhere in this Report.

ITEM 2.  PROPERTIES

We operate in 20 locations in 13 states and Canada. We own seven print plants in the United States and one in Canada and lease two print plants, one in California and one in Pennsylvania. Our American Color division has nine production locations, all of which are leased. Our American Color division also operates digital imaging and prepress facilities on the premises of several of our customers ("facilities management"). In addition, we maintain one small executive office in Connecticut, a digital visual effects facility in California and our headquarter facility in Nashville, Tennessee, all of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.         LEGAL PROCEEDINGS

We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, we maintain a reserve of approximately $0.1 million in connection with this liability on our consolidated balance sheet at March 31, 2000. We believe this amount is adequate to cover such liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         Market Information

         There is no established public market for the common stock of either Holdings or Graphics.

         Holders

         As of May 31, 2000, there were approximately 96 record holders of Holdings' common stock. Holdings is the sole shareholder of Graphics' common stock.

         Dividends

         There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings' ability to pay dividends and Graphics' ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.

         Recent Sales of Unregistered Securities

         During the first and third quarters of Fiscal Year 2000, certain officers exercised options to purchase an aggregate of 8,143 and 1,106 shares of Holdings stock, respectively, for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

         During the fourth quarter of Fiscal Year 1998, certain officers exercised options to purchase an aggregate of 8,254 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996. The balance sheet data as of March 31, 2000, 1999, 1998, 1997 and 1996 and the statement of operations data for the fiscal years ended March 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below also reflects our discontinued wholly-owned subsidiary, Sullivan Media Corporation ("SMC") and our coupon free standing insert ("FSI") operation previously conducted by our discontinued wholly-owned subsidiary Sullivan Marketing, Inc. ("SMI").

This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Report.

                             Selected Financial Data
                               ACG Holdings, Inc.

                                                                                     Fiscal Year Ended March 31,
                                                                  ------------------------------------------------------------------
                                                                     2000           1999          1998         1997        1996
                                                                  ------------------------------------------------------------------
Statement of Operations Data:                                                           (dollars in thousands)
Sales                                                             $ 546,710       520,343       533,335       524,551       529,523
Cost of Sales                                                       456,445       439,091       461,407       459,880       465,110
                                                                  ---------     ---------     ---------     ---------     ---------
    Gross Profit                                                     90,265        81,252        71,928        64,671        64,413
Selling, general and administrative expenses (a)                     44,181        46,333        54,227        51,418        44,164
Restructuring costs and other special charges (b)                      --           5,464         5,598         2,881         7,533
                                                                  ---------     ---------     ---------     ---------     ---------
    Operating income                                                 46,084        29,455        12,103        10,372        12,716
Interest expense, net                                                33,798        36,077        38,813        36,132        32,425
Other expense                                                           627         1,217           412           245         1,722
Income tax expense                                                    2,189           523         2,106         2,591         4,874
                                                                  ---------     ---------     ---------     ---------     ---------

    Income (loss) from continuing operations before
       extraordinary items                                            9,470        (8,362)      (29,228)      (28,596)      (26,305)
                                                                  ---------     ---------     ---------     ---------     ---------
Discontinued operations: (c)
    Loss from operations, net of tax                                   --            --            --          (1,557)       (1,364)
    Estimated (loss) gain on shut down, net of tax                     --            --            (667)       (1,550)        2,868
Extraordinary loss on early extinguishment of debt (d)                 --          (4,106)         --            --          (4,526)
                                                                  ---------     ---------     ---------     ---------     ---------

Net income (loss)                                                 $   9,470       (12,468)      (29,895)      (31,703)      (29,327)
                                                                  =========     =========     =========     =========     =========
Balance Sheet Data (at end of period):
Working capital (deficit)                                         $  (2,973)       (5,451)       11,610        (8,598)        9,612
Total assets                                                      $ 303,812       299,000       329,958       333,975       351,181
Long-term debt and capitalized leases, including
   current installments                                           $ 277,344       289,589       319,657       312,309       297,617
Stockholders' deficit                                             $(109,389)     (119,306)     (106,085)      (76,318)      (44,396)
Other Data:
Net cash provided (used) by operating activities                  $  38,774        48,137        18,257        24,313        (4,187)
Net cash used by investing activities                             $ (24,145)      (10,364)      (10,100)      (10,997)      (24,436)
Net cash (used) provided by financing activities                  $ (14,576)      (37,812)       (8,143)      (13,312)       23,982
Capital expenditures (including lease obligations
   entered into)                                                  $  22,724        16,238        23,713        37,767        28,022
EBITDA (e)                                                        $  80,007        64,286        52,367        46,972        46,847


NOTES TO SELECTED FINANCIAL DATA

(a) Fiscal Year 1998 selling, general and administrative expense includes $1.5 million of non-recurring American Color charges associated with the relocation of American Color's corporate office and various severance related expenses and $0.6 million of non-cash charges associated with an employee benefit program.

         The fiscal year ended March 31, 1997 ("Fiscal Year 1997") selling, general and administrative expense includes $2.5 million of non-recurring employee termination expenses.

(b) In March 1999, we approved a restructuring plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. We recorded $4.6 million of costs under this plan in Fiscal Year 1999.

         In January 1998, we approved a restructuring plan for our print division designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. We recorded $3.9 million of costs under this plan in Fiscal Year 1998.

         In April 1995, we implemented a restructuring plan for our American Color division, which was designed to improve productivity, increase customer service and responsiveness and provide increased growth in the business. We recorded $0.9 million and $4.1 million of costs under this plan in Fiscal Year 1997 and the fiscal year ended March 31, 1996 ("Fiscal Year 1996"), respectively.

         In addition, we recorded $0.9 million, $1.7 million, $1.9 million and $3.4 million of other special charges related to asset write-offs and write-downs in our print and American Color divisions in Fiscal Year 1999, Fiscal Year 1998, Fiscal Year 1997 and Fiscal Year 1996, respectively. See note 14 to our consolidated financial statements appearing elsewhere in this Report.

(c) In February of Fiscal Year 1997, we made a strategic decision to shut down the operation of our wholly-owned subsidiary SMC. This resulted in an estimated net loss on shut down of approximately $1.5 million, which is net of zero income tax benefits. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in our consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for Fiscal Years 1997 and 1996 have been reclassified to discontinued operations.

         In Fiscal Year 1996, we recognized settlement of a complaint naming our subsidiary, SMI, News America FSI, Inc. and two packaged goods companies as defendants (the "EPI lawsuit") and reversed certain accruals related to the estimated loss on shut down of SMI. The resulting effect reflected in the Fiscal Year 1996 consolidated statement of operations was $2.9 million income in discontinued operations.

(d) As part of a refinancing transaction entered into on May 8, 1998 (the "1998 Refinancing"), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

         In August 1995, as part of Shakopee Valley Printing, Inc. merging with and into Graphics (the "Shakopee Merger") and the refinancing transactions (the "1995 Refinancing"), collectively (the "1995 Transactions"), we recorded an extraordinary loss related to early extinguishment of debt of $4.5 million, net of zero taxes. This extraordinary loss primarily consisted of the early redemption premium on Graphics' 15% Senior Subordinated Notes due 2000 (the "15% Notes") and the write-off of deferred financing costs related to refinanced indebtedness partially offset by the write-off of a bond premium associated with the 15% Notes.

(e) EBITDA is included in the Selected Financial Data because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense, depreciation, amortization, other special charges related to asset write-offs and write-downs, other income (expense), discontinued operations and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture dated as of August 15, 1995 and the bank credit agreement entered into in May 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") are based on EBITDA, subject to certain adjustments.

         EBITDA in Fiscal Year 2000 includes $0.5 million of non-recurring costs associated with the consolidation of certain production facilities at the American Color division.

         EBITDA in Fiscal Year 1999 includes $4.6 million in restructuring costs related to the American Color division, $0.6 million of non-recurring costs associated with the consolidation of certain production facilities at the American Color division, $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program.

         EBITDA in Fiscal Year 1998 includes $3.9 million in restructuring costs related to the print division, $1.5 million of non-recurring charges associated with the relocation of American Color's corporate office and various severance related expenses, and $0.7 million of certain charges associated with employee benefit programs.

         EBITDA in Fiscal Year 1997 includes $0.9 million of restructuring costs related to the American Color division and non-recurring employee termination expenses of $2.5 million.

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

Print. Commercial printing in the United States is highly competitive. The significant capital required to keep pace with changing technology and competitive pricing trends has led to a trend of industry consolidation in recent years. In addition, customers' preference for larger printers, such as our company, with a wider variety of services, greater distribution capabilities, critical scale and more flexibility have also contributed to consolidation within the industry. The industry is expected to remain competitive in the near future and our sales will continue to be subject to changes in retailers' demands for printed products.

The cost of paper is a principal factor in our overall pricing to our customers. The level of paper costs also has a significant impact on our reported sales. During Fiscal Year 1998, paper prices increased slightly through mid year and then declined to near beginning of the year levels. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in Fiscal Year 1999. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers.

In recent years, comprehensive quality improvement and cost reduction programs have been implemented for all our printing processes. As a result of these measures, we have been successful in lowering our manufacturing costs within the print sector, while improving product quality. Additionally, in order to grow sales and improve gross margins, we increased the geographic and industry scope of our sales force and shifted the mix of our business toward retail customers and away from the printing of certain lower margin publications. Furthermore, management believes that continued strong demand for the retail advertising insert product has resulted in less excess industry capacity and therefore an improved supply/demand position within the marketplace. This dynamic has resulted in a greater stabilization of printing prices which in conjunction with our cost reduction programs and increased unit volume has had a favorable impact on print gross profit levels.

In January 1998, we approved a plan for our print division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") (see "Restructuring Costs and Other Special Charges" below).

American Color (Digital Imaging and Prepress Services). The digital imaging and prepress services industry has experienced significant technological advances as electronic digital prepress systems have replaced the more manual and photography-based methods utilized in the past. This shift in technology, which improved process efficiencies and decreased processing costs, produced increased unit growth for American Color as the demand for color pages increased. American Color's selling price levels per page, however, have declined because of greater efficiencies resulting from technological advancements. American Color's revenue from traditional services are now supplemented by new revenue sources such as digital image storage, facilities management, computer-to-plate services, creative services, consulting and training services, multimedia and internet services, and software and data-base management.

In March 1999, we approved a plan for our digital imaging and prepress services business, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes, and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidelines set forth in EITF 94-3 (see "Restructuring Costs and Other Special Charges" below).

The following table summarizes our historical results of continuing operations for Fiscal Years 2000, 1999 and 1998:

                                           Fiscal Year Ended March 31,
                                     ------------------------------------------
                                       2000             1999            1998
                                     ---------       ---------       ---------
                                             (dollars in thousands)

Sales

   Print                             $ 462,886         431,936         446,350

   American Color                       80,240          83,816          82,384

   Other (a)                             3,584           4,591           4,601
                                     ---------       ---------       ---------
      Total                          $ 546,710         520,343         533,335
                                     =========       =========       =========

Gross Profit

   Print                             $  73,572          62,025          51,278

   American Color                       17,971          19,128          19,249

   Other (a)                            (1,278)             99           1,401
                                     ---------       ---------       ---------
      Total                          $  90,265          81,252          71,928
                                     =========       =========       =========

Gross Margin

   Print                                  15.9%           14.4%           11.5%

   American Color                         22.4%           22.8%           23.4%

      Total                               16.5%           15.6%           13.5%

Operating Income (Loss)

   Print (b) (c)                     $  49,446          38,994          22,612

   American Color (b) (c)                4,883          (2,542)          2,404

   Other (a) (d) (e)                    (8,245)         (6,997)        (12,913)
                                     ---------       ---------       ---------
      Total                          $  46,084          29,455          12,103
                                     =========       =========       =========


(a) Other operations primarily include revenues and expenses associated with our digital visual effects business ("Digiscope").

(b) Print operating income includes the impact of $1.7 million in Fiscal Year 1998 of other special charges related to asset write-offs and write-downs. American Color's operating loss includes the impact of other special charges related to asset write-offs and write-downs of $0.9 million in Fiscal Year 1999. See "Restructuring Costs and Other Special Charges" below.

(c) Print operating income includes the impact of $3.9 million of restructuring costs in Fiscal Year 1998. American Color's operating loss includes the impact of restructuring costs of $4.6 million in Fiscal Year 1999. See "Restructuring Costs and Other Special Charges" below. American Color's operating income (loss) also includes $0.6 million and $0.9 million of non-recurring charges in Fiscal Year 2000 and Fiscal Year 1999, respectively, associated with the consolidation of certain production facilities and $1.5 million of non-recurring charges in Fiscal Year 1998 associated with the relocation of its corporate office and various severance related expenses.

(d) Also includes corporate general and administrative expenses, and amortization expense.

(e) Other operations also reflects the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program in Fiscal Year 1999 and certain charges associated with employee benefit programs of $0.7 million in Fiscal Year 1998.

Historical Results of Operations

                      Fiscal Year 2000 vs. Fiscal Year 1999

Total sales increased 5.1% to $546.7 million in Fiscal Year 2000 from $520.3 million in Fiscal Year 1999. This increase includes an increase in print sales of $31.0 million, or 7.2%, offset in part by a decrease in American Color sales of $3.6 million, or 4.3%. Total gross profit increased to $90.3 million or 16.5% of sales in Fiscal Year 2000 from $81.3 million or 15.6% of sales in Fiscal Year 1999. Total operating income increased to $46.1 million or 8.4% of sales in Fiscal Year 2000 from $29.5 million or 5.7% of sales in Fiscal Year 1999. See the discussion of these changes by segment below.

Print

Sales. Print sales increased $31.0 million to $462.9 million in Fiscal Year 2000 from $431.9 million in Fiscal Year 1999. The increase in Fiscal Year 2000 includes the impact of an approximate 5% increase in production volume, favorable changes in customer and product mix and an increase in paper sales to customers. These increases were offset in part by declining paper prices.

Gross Profit. Print gross profit increased $11.6 million to $73.6 million in Fiscal Year 2000 from $62.0 million in Fiscal Year 1999. Print gross margin increased to 15.9% in Fiscal Year 2000 from 14.4% in Fiscal Year 1999. The increase in gross profit was primarily the result of increased production volume, reduced manufacturing costs and favorable changes in customer and product mix. The increase in gross margin includes the above mentioned factors and declining paper prices, offset in part by an increase in paper sales to customers.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses increased to $24.1 million, or 5.2% of print sales, in Fiscal Year 2000 from $23.0 million, or 5.3% of print sales, in Fiscal Year 1999. This increase includes increases in employee related expenses, offset in part by decreases in certain selling expenses.

Operating Income. As a result of the above factors, operating income from the print business increased to $49.4 million in Fiscal Year 2000 from $39.0 million in Fiscal Year 1999.

American Color (Digital Imaging and Prepress Services)

Sales. American Color's sales decreased $3.6 million, or 4.3%, to $80.2 million in Fiscal Year 2000 from $83.8 million in Fiscal Year 1999. The decrease in Fiscal Year 2000 was primarily the result of reduced prepress production volume.

Gross Profit. American Color's gross profit decreased $1.1 million to $18.0 million in Fiscal Year 2000 from $19.1 million in Fiscal Year 1999. American Color's gross margin decreased to 22.4% in Fiscal Year 2000 from 22.8% in Fiscal Year 1999. These decreases are primarily the result of reduced sales volume and related margins, offset in part by material and payroll savings associated with various cost containment measures implemented during Fiscal Year 2000. Fiscal Year 2000 and Fiscal Year 1999 included $0.6 million and $0.9 million, respectively, of non-recurring costs associated with the consolidation of certain production facilities.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses decreased to $13.1 million, or 16.3% of American Color's sales in Fiscal Year 2000 from $16.2 million, or 19.3% of American Color's sales in Fiscal Year 1999. This decrease is attributable to various cost containment measures implemented during Fiscal Year 2000.

Operating Income (Loss). As a result of the above factors and the incurrence of restructuring costs associated with the American Color restructuring plan of $4.6 million in Fiscal Year 1999 and other special charges related to asset write-offs and write-downs of $0.9 million in Fiscal Year 1999 (see "Restructuring Costs and Other Special Charges" below), operating income (loss) at American Color increased to income of $4.9 million in Fiscal Year 2000 from a loss of $2.5 million in Fiscal Year 1999.

                      Fiscal Year 1999 vs. Fiscal Year 1998

Total sales decreased 2.4% to $520.3 million in Fiscal Year 1999 from $533.3 million in Fiscal Year 1998. This decrease includes a decrease in print sales of $14.5 million, or 3.2%, offset in part by an increase in American Color's sales of $1.4 million or 1.7%. Total gross profit increased to $81.3 million or 15.6% of sales in Fiscal Year 1999 from $71.9 million or 13.5% of sales in Fiscal Year 1998. Total operating income increased to $29.5 million or 5.7% of sales in Fiscal Year 1999 from $12.1 million or 2.3% of sales in Fiscal Year 1998. See the discussion of these changes by segment below.

Print

Sales. Print sales decreased $14.5 million to $431.9 million in Fiscal Year 1999 from $446.4 million in Fiscal Year 1998. Print production volume increased approximately 4%. This increase was offset by an increase in sales to customers that supply their own paper and the impact of declining paper prices.

Gross Profit. Print gross profit increased $10.7 million to $62.0 million in Fiscal Year 1999 from $51.3 million in Fiscal Year 1998. Print gross margin increased to 14.4% in Fiscal Year 1999 from 11.5% in Fiscal Year 1998. The increase in gross profit is primarily the result of reduced manufacturing costs and increased production volume. The increase in gross margin includes the above mentioned factors coupled with the impact of an increase in sales to customers that supply their own paper and declining paper prices.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased slightly to $23.0 million, or 5.3% of print sales, in Fiscal Year 1999 compared to $23.1 million, or 5.2% of print sales, in Fiscal Year 1998.

Operating Income. As a result of the above factors and the incurrence of costs associated with the print restructuring plan of $3.9 million in Fiscal Year 1998 and other special charges related to asset write-offs and write-downs of $1.7 million in Fiscal Year 1998 (see "Restructuring Costs and Other Special Charges" below), operating income from the print business increased to $39.0 million in Fiscal Year 1999 from $22.6 million in Fiscal Year 1998.

American Color (Digital Imaging and Prepress Services)

Sales. American Color's sales increased $1.4 million, or 1.7%, to $83.8 million in Fiscal Year 1999 from $82.4 million in Fiscal Year 1998. The increase in Fiscal Year 1999 was primarily the result of higher packaging prepress sales and increased digital imaging and prepress production volume.

Gross Profit. American Color's gross profit decreased $0.1 million to $19.1 million in Fiscal Year 1999 from $19.2 million in Fiscal Year 1998. American Color's gross margin decreased to 22.8% in Fiscal Year 1999 from 23.4% in Fiscal Year 1998. The decreases resulted from increased costs associated with new operations servicing the packaging prepress industry and $0.9 million of non-recurring costs associated with the consolidation of certain production facilities, offset in part by an increase in volume and other material and payroll savings.

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

Operating (Loss) Income. As a result of the above factors and the incurrence of restructuring costs associated with the American Color restructuring plan of $4.6 million in Fiscal Year 1999 and other special charges related to asset write-offs and write-downs of $0.9 million in Fiscal Year 1999 (see "Restructuring Costs and Other Special Charges" below), operating (loss) income at American Color decreased to a loss of $2.5 million in Fiscal Year 1999 from income of $2.4 million in Fiscal Year 1998.

Other Operations (Fiscal Year 2000 vs. Fiscal Year 1999 and Fiscal Year 1999 vs. Fiscal Year 1998)

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general and administrative expenses, other expenses and amortization expense. Amortization expenses for other operations, including goodwill amortization (see below), were $2.8 million, $2.6 million and $8.7 million in Fiscal Years 2000, 1999 and 1998, respectively.

Operating losses from other operations increased to a loss of $8.2 million in Fiscal Year 2000 from a loss of $7.0 million in Fiscal Year 1999. This change includes $0.9 million of increased operating losses at Digiscope due primarily to lower digital visual effects sales volume in Fiscal Year 2000.

Operating losses from other operations improved to a loss of $7.0 million in Fiscal Year 1999 from a loss of $12.9 million in Fiscal Year 1998. This decrease is primarily attributable to a $6.0 million reduction in goodwill amortization expense. This reduction results from full amortization of the original 1993 acquisition goodwill related to American Color as of March 31, 1998.

Goodwill Amortization

Amortization expense associated with goodwill was $2.6 million, $2.5 million and $8.5 million for Fiscal Years 2000, 1999 and 1998, respectively.

Restructuring Costs and Other Special Charges

Restructuring Costs

American Color (Digital Imaging and Prepress Services). In March 1999, we approved a plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. The $1.5 million balance in the related restructuring reserve at March 31, 2000 primarily includes remaining payouts of involuntary employee termination costs and remaining payouts under lease commitments.

Print. In January 1998, we approved a plan for our print division which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $3.9 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) included $3.3 million of employee termination costs and $0.6 million of relocation and other transition expenses. This restructuring charge was recorded in the quarter ended March 31, 1998. These costs were paid or settled before March 31, 1999.

Other Special Charges

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

During the quarter ended March 31, 1998, we recorded special charges totaling $1.7 million to adjust the carrying values of idle, disposed and under-performing assets of the print segment to estimated fair values. The provision was based on a review of our long-lived assets in accordance with SFAS
121. Fair value was based on our estimate of held and used and idle assets based on current market conditions using the best information available.

These special charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

Interest Expense

Interest expense decreased 6.3% to $34.0 million in Fiscal Year 2000 from $36.2 million in Fiscal Year 1999. This decrease includes the impact of both lower levels of indebtedness and lower weighted average interest rates. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

Interest expense decreased 7.0% to $36.2 million in Fiscal Year 1999 from $39.0 million in Fiscal Year 1998. This decrease includes the impact of both lower levels of indebtedness and lower weighted average interest rates. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

Other Expense (Income) and Taxes

Other expenses, net decreased to $0.6 million in Fiscal Year 2000 from $1.2 million in Fiscal Year 1999. Other expenses, net increased to $1.2 million in Fiscal Year 1999 from $0.4 million in Fiscal Year 1998. Other expenses, net in Fiscal Year 1999 include various non-recurring legal settlements and related fees of approximately $0.8 million.

Our effective tax rate for Fiscal Year 2000 was less than the federal statutory rate due primarily to decreases in the valuation allowance, partially offset by amortization of nondeductible goodwill and foreign tax expense. Our effective tax rates for Fiscal Years 1999 and 1998 exceeded the federal statutory rate due primarily to increases in the valuation allowance, amortization of nondeductible goodwill, and foreign tax expense.

Discontinued Operations

Our Fiscal Year 1998 net loss includes the estimated net loss on shut down of approximately $0.4 million, related to our discontinued wholly-owned subsidiary SMC. See note 2 to our consolidated financial statements appearing elsewhere in this Report.

Extraordinary Loss on Early Extinguishment of Debt

As part of the 1998 Refinancing which was completed in Fiscal Year 1999 (see note 6 to our consolidated financial statements appearing elsewhere in this Report), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in the quarter ended June 30, 1998.

Net Income (Loss)

As a result of the factors discussed above, our net income (loss) improved to income of $9.5 million in Fiscal Year 2000 from a loss of $12.5 million in Fiscal Year 1999. The Fiscal Year 1999 net loss includes the $4.1 million extraordinary loss related to early extinguishment of debt, $4.6 million of restructuring costs and $0.9 million of other special charges related to asset write-offs and write-downs associated with our American Color division. Our net loss improved to a loss of $12.5 million in Fiscal Year 1999 from a loss of $29.9 million in Fiscal Year 1998. The Fiscal Year 1998 net loss includes $3.9 million of restructuring costs and $1.7 million of other special charges related to asset write-offs and write-downs associated with our print division. In addition, Fiscal Year 1998 includes $1.5 million of non-recurring charges related to the relocation of American Color's corporate office and various severance related expenses, certain charges associated with employee benefit programs of $0.7 million and an approximate $0.7 million loss from discontinued operations.

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

The Revolving Credit Facility provides for a maximum of $70 million borrowing availability. This availability includes a provision for up to $40 million of letters of credit. At March 31, 2000, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $33.8 million, and therefore, additional borrowing availability of approximately $36.2 million.

During Fiscal Year 2000, we voluntarily prepaid $15 million of our bank indebtedness, reducing the A Term Loan Facility by $10.9 million and the B Term Loan Facility by $4.1 million. At March 31, 2000, $9.6 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. As a result of the voluntary prepayments, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the fiscal year ending March 31, 2001 ("Fiscal Year 2001") will approximate $6.7 million and $1.0 million, respectively.

In Fiscal Year 2000, net cash provided by operating activities of $38.8 million (see consolidated statements of cash flows appearing elsewhere in this Report), net revolver borrowings of $8.8 million, proceeds from long-term debt of $0.4 million and $0.1 million of proceeds from sales of property, plant and equipment were primarily used to fund the following expenditures:

     (1) $23.8 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $7.5 million and voluntary prepayments of $10.9 million on our A Term Loan Facility and $4.1 million on our B Term Loan Facility),
     (2)  $21.5 million in cash capital expenditures, and
     (3)  $2.8 million for the acquisition of business.

We plan to continue our program of upgrading our print and prepress equipment and currently anticipate that Fiscal Year 2001 cash capital expenditures will approximate $18.2 million and equipment acquired under capital leases will approximate $8.5 million. Our cash on hand of approximately $2.8 million is presented net of outstanding checks within trade accounts payable at March 31, 2000. Accordingly, cash is presented at a balance of $0 in the March 31, 2000 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures, including repurchases of Notes in privately negotiated transactions or in open market purchases to the extent permitted by our Bank Credit Agreement.

At March 31, 2000, we had total indebtedness outstanding of $277.3 million, including capital lease obligations, as compared to $289.6 million at March 31, 1999, representing a net reduction of indebtedness during Fiscal Year 2000 of $12.3 million. Of the total debt outstanding at March 31, 2000, $58.0 million was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 8.3%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At March 31, 2000, we had indebtedness other than obligations under the Bank Credit Agreement of $219.3 million (including $185 million of the Senior Subordinated Notes (the "Notes")). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement. See note 6 to our consolidated financial statements appearing elsewhere in this Report.

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

EBITDA

                                                           Fiscal Year Ended March 31,
                              --------------------------------------------------------------------------------------

                                     2000                             1999                               1998
                              -------------------              ------------------                 -----------------

                                                             (dollars in thousands)


EBITDA

   Print (a)                  $       72,543                           61,627                             46,838

   American Color (a)                 11,003                            5,283                              8,405

   Other (b) (c)                      (3,539)                          (2,624)                            (2,876)
                              -------------------              ------------------                 ------------------

      Total                   $       80,007                           64,286                             52,367
                              ===================              ==================                 ==================

EBITDA Margin

    Print                               15.7%                            14.3%                              10.5%

    American Color                      13.7%                             6.3%                              10.2%

       Total                            14.6%                            12.4%                               9.8%

(a) Print EBITDA includes the impact of $3.9 million of restructuring costs in Fiscal Year 1998. American Color EBITDA for Fiscal Year 1999 includes the impact of restructuring costs of $4.6 million. See "Restructuring Costs and Other Special Charges" above. American Color EBITDA also includes $0.5 million and $0.6 million of non-recurring charges in Fiscal Year 2000 and Fiscal Year 1999, respectively, associated with the consolidation of certain production facilities and $1.5 million of non-recurring charges in Fiscal Year 1998 associated with the relocation of American Color's corporate office and various severance related expenses.

(b) Other operations include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

(c) Other operations also reflects the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program in Fiscal Year 1999, and certain charges associated with employee benefit programs of $0.7 million in Fiscal Year 1998.

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

Print. As a result of the reasons previously described under "--Print," (excluding changes in depreciation and amortization expense and other special charges related to asset write-offs and write-downs), print EBITDA increased $10.9 million to $72.5 million in Fiscal Year 2000 from $61.6 million in Fiscal Year 1999. Print EBITDA increased $14.8 million to $61.6 million in Fiscal Year 1999 from $46.8 million in Fiscal Year 1998. Print EBITDA Margin increased to 15.7% in Fiscal Year 2000 from 14.3% in Fiscal Year 1999. Print EBITDA Margin increased to 14.3% in Fiscal Year 1999 from 10.5% in Fiscal Year 1998. Included in the Fiscal Year 1998 EBITDA and EBITDA Margin is $3.9 million of restructuring costs related to the print restructuring plan (see discussion above).

American Color (Digital Imaging and Prepress Services). As a result of the reasons previously described under "--American Color," (excluding changes in depreciation, amortization expense, other non-cash expenses and other special charges related to asset write-offs and write-downs), American Color EBITDA increased $5.7 million to $11.0 million in Fiscal Year 2000 from $5.3 million in Fiscal Year 1999. American Color EBITDA decreased $3.1 million to $5.3 million in Fiscal Year 1999 from $8.4 million in Fiscal Year 1998. American Color EBITDA Margin increased to 13.7% in Fiscal Year 2000 from 6.3% in Fiscal Year 1999. American Color EBITDA Margin decreased to 6.3% in Fiscal Year 1999 from 10.2% in Fiscal Year 1998. Included in the Fiscal Year 2000 and Fiscal Year 1999 EBITDA and EBITDA Margin is the impact of $0.5 million and $0.6 million of non-recurring charges associated with the consolidation of certain production facilities and $4.6 million of restructuring costs in Fiscal Year 1999 (see discussion above). American Color EBITDA and EBITDA Margin in Fiscal Year 1998 includes $1.5 million of non-recurring charges associated with the relocation of its corporate office and various severance related expenses.

Other Operations. As a result of the reasons previously described under "--Other Operations," (excluding changes in depreciation and amortization expense), other operations negative EBITDA increased to negative EBITDA of $3.5 million in Fiscal Year 2000 from negative EBITDA of $2.6 million in Fiscal Year 1999. Other operations negative EBITDA improved to negative EBITDA of $2.6 million in Fiscal Year 1999 from negative EBITDA of $2.9 million in Fiscal Year 1998. Other operations negative EBITDA for Fiscal Year 1999 includes the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program and negative EBITDA for Fiscal Year 1998 includes the impact of $0.7 million of certain charges associated with employee benefit programs.

Amortization of Goodwill

Our goodwill is amortized on a straight-line basis by business segment. Goodwill amortization expense will be approximately $3.1 million in Fiscal Year 2001.

Impact of Inflation

In accordance with industry practice, we generally pass through increases in our costs (primarily paper and ink) to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. During Fiscal Year 1998, paper prices increased slightly through mid year and then declined to near beginning of the year levels. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in Fiscal Year 1999. Management expects that, as a result of our strong relationship with key suppliers, our material costs will remain competitive within the industry.

Seasonality

Some of our print and digital imaging and prepress services business is seasonal in nature, particularly those revenues derived from advertising inserts. Generally, our sales from advertising inserts are highest during periods prior to the following advertising periods: Spring advertising season (March - May); Back-to-School (July - August); and Thanksgiving/Christmas (October - December). Sales of newspaper Sunday comics are not subject to significant seasonal fluctuations. Our strategy has been and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal (i.e., food and drug companies) and who utilize advertising inserts on a higher frequency basis.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments and/or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in connection with a Superfund site in our consolidated statement of financial position at March 31, 2000, which we believe to be adequate. See "Legal Proceedings - Environmental Matters" appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this potential settlement. Management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Accounting

There are no pending accounting pronouncements that, when adopted, are expected to have a material effect in our results of operations or financial position.

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

Foreign Currency Exchange Rate Risk is minimal as we have only one print facility outside the United States (in Canada) and any fluctuations in net asset values as a result of changes in foreign currency exchange rates associated with activity at this one facility would be immaterial to the company as a whole.

Quantitative Information. At March 31, 2000 and March 31, 1999, we had both fixed rate and variable rate debt. The carrying value of our total variable rate debt approximated the fair value of such debt at March 31, 2000 and March 31, 1999. At our March 31, 2000 and March 31, 1999 borrowing levels, a hypothetical 10% adverse change in interest rates on the variable rate debt would have been immaterial. Approximately 76% and 75% of our long-term debt (excluding capitalized lease obligations) was fixed rate at March 31, 2000 and March 31, 1999, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

Report of Independent Auditors...............................................24
Consolidated balance sheets - March 31, 2000 and 1999........................25
For the Years Ended March 31, 2000, 1999 and 1998:
                  Consolidated statements of operations......................27
                  Consolidated statements of stockholders' deficit...........28
                  Consolidated statements of cash flows......................29
Notes to Consolidated Financial Statements...................................31


The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 14:

          I. Condensed Financial Information:
             Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2000, 1999, and 1998, and as of March 31, 2000 and 1999

         II. Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.

                         Report of Independent Auditors

Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee
May 15, 2000

                               ACG HOLDINGS, INC.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                           -----------------------------------
                                                         March 31,
                                           -----------------------------------
                                                2000                  1999
                                           -------------          ------------

Assets

Current assets:

   Cash                             $                  0                     0

   Receivables:

     Trade accounts, less allowance
       for doubtful accounts of $2,945
       and $2,860 at March 31, 2000
       and 1999, respectively                     65,432                57,895

   Other                                           2,447                 2,082
                                           -------------          ------------
                  Total receivables               67,879                59,977

   Inventories                                    11,062                 8,343

   Prepaid expenses and other current assets       3,329                 3,271
                                           -------------          ------------
                  Total current assets            82,270                71,591

Property, plant and equipment:

   Land and improvements                           2,923                 2,907

   Buildings and improvements                     19,464                18,895

   Machinery and equipment                       191,378               177,851

   Furniture and fixtures                          9,265                 6,549

   Leased assets under capital leases             53,640                52,843

   Equipment installations in process              5,815                 4,146
                                           -------------          ------------

                                                 282,485               263,191

   Less accumulated depreciation                (145,993)             (119,576)
                                           -------------          ------------

         Net property, plant and equipment       136,492               143,615

Excess of cost over net assets acquired,
  less accumulated amortization of
  $47,206 and $44,587 at March 31, 2000
  and 1999, respectively                          72,781                72,029


Other assets                                      12,269                11,765
                                           -------------          ------------

                  Total assets             $     303,812               299,000
                                           =============          ============






See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                                         ------------------------------------
                                                                                       March 31,
                                                                         ------------------------------------
                                                                              2000                  1999
                                                                         --------------         -------------

Liabilities and Stockholders' Deficit

Current liabilities:

   Current installments of long-term debt and capitalized leases         $       7,727                  7,994

   Trade accounts payable                                                       45,802                 37,096

   Accrued expenses                                                             31,658                 30,756

   Income taxes                                                                     56                  1,196
                                                                          ------------           ------------

        Total current liabilities                                               85,243                 77,042

Long-term debt and capitalized leases, excluding current installments          269,617                281,595

Deferred income taxes                                                            8,031                  7,916

Other liabilities                                                               50,310                 51,753
                                                                          ------------           ------------

        Total liabilities                                                      413,201                418,306

Stockholders' deficit:

    Common stock, voting, $.01 par value, 5,852,223 shares
        authorized, 143,399 shares and 134,250 shares issued and
        outstanding at March 31, 2000 and 1999, respectively                         1                      1

    Preferred stock, $.01 par value, 15,823 shares
        authorized, 3,617 shares and 3,622 shares Series AA
        convertible preferred stock issued and outstanding at
        March 31, 2000 and 1999, respectively, $39,425,000 and
        $39,475,000 liquidation preference at March 31, 2000
        and 1999, respectively, 1,606 shares Series BB convertible preferred stock issued and outstanding at March 31, 2000 and
        1999, $17,500,000 liquidation preference at March 31, 2000 and 1999         --                     --

    Additional paid-in capital                                                  58,303                 58,286

    Accumulated deficit                                                       (165,485)              (174,905)

    Other accumulated comprehensive loss, net of tax                            (2,208)                (2,688)
                                                                          ------------           ------------
    Total stockholders' deficit                                               (109,389)              (119,306)
                                                                          ------------           ------------

        Commitments and contingencies

      Total liabilities and stockholders' deficit                        $     303,812                299,000
                                                                          ============           ============







See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Consolidated Statements of Operations
                                 (In thousands)


                                                                                         Year ended March 31,
                                                                      ----------------------------------------------------

                                                                             2000            1999              1998
                                                                      ----------------  ---------------  -----------------

Sales                                                                  $    546,710          520,343            533,335

Cost of sales                                                               456,445          439,091            461,407
                                                                      ----------------  ---------------  -----------------
     Gross profit                                                            90,265           81,252             71,928

Selling, general and administrative expenses                                 41,562           43,806             45,690

Amortization of goodwill                                                      2,619            2,527              8,537

Restructuring costs and other special charges                                    --            5,464              5,598
                                                                      ----------------  ---------------  -----------------
     Operating income                                                        46,084           29,455             12,103
                                                                      ----------------  ---------------  -----------------

Other expense (income):

   Interest expense                                                          33,963           36,242             38,956

   Interest income                                                             (165)            (165)              (143)

   Other, net                                                                   627            1,217                412
                                                                      ----------------  ---------------  -----------------

     Total other expense                                                     34,425           37,294             39,225
                                                                      ----------------  ---------------  -----------------

   Income (loss) from continuing operations
     before income taxes and extraordinary item                              11,659           (7,839)           (27,122)

Income tax expense                                                           (2,189)            (523)            (2,106)
                                                                      ----------------  ---------------  -----------------

   Income (loss) from continuing operations
     before extraordinary item                                                9,470           (8,362)           (29,228)

Discontinued operations:

          Estimated loss on shut down, net of tax                                --               --               (667)
                                                                      ----------------  ---------------  -----------------
     Income (loss) before extraordinary item                                  9,470           (8,362)           (29,895)

Extraordinary loss on early extinguishment of debt                               --           (4,106)                --
                                                                      ----------------  ---------------  -----------------
           Net income (loss)                                           $      9,470          (12,468)           (29,895)
                                                                      ================  ===============  =================



See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                Consolidated Statements of Stockholders' Deficit
                                 (In thousands)

                                                  Series AA
                                                  and BB                                            Other
                                     Voting     convertible     Additional                        accumulated
                                     common      preferred        paid-in       Accumulated      comprehensive
                                     stock         stock          capital         deficit         income (loss)           Total
                                  ----------    -------------   ------------   -------------    ----------------     -------------
  Balances, March 31, 1997        $     1            --            57,499         (132,228)            (1,590)       $    (76,318)
                                                                                                                     -------------
  Net loss                             --            --                --          (29,895)                --             (29,895)

  Other comprehensive loss, net of tax:

      Change in cumulative
      translation adjustment           --            --                --               --               (410)               (410)

      Unfunded pension liability       --            --                --               --                (85)                (85)
                                                                                                                     -------------
  Comprehensive loss                                                                                                      (30,390)

  Treasury stock                       --            --                --             (127)                --                (127)

  Exercise of stock options            --            --               176               --                 --                 176

  Executive stock compensation         --            --               574               --                 --                 574
                                  ----------    -------------   ------------   -------------    ----------------     -------------

  Balances, March 31, 1998        $     1            --            58,249         (162,250)            (2,085)       $   (106,085)
                                                                                                                     -------------
  Net loss                             --            --                --          (12,468)                --             (12,468)

  Other comprehensive loss, net of tax:

      Change in cumulative
       translation adjustment          --            --                --               --               (504)               (504)


      Unfunded pension liability       --            --                --               --                (99)                (99)
                                                                                                                     -------------
  Comprehensive loss                                                                                                      (13,071)

  Treasury stock                       --            --                --             (187)                --                (187)


  Executive stock compensation         --            --                37               --                 --                  37
                                  ----------    -------------   ------------   -------------    ----------------     -------------

  Balances, March 31, 1999        $     1            --            58,286         (174,905)            (2,688)       $   (119,306)
                                                                                                                     -------------
  Net income                           --            --                --            9,470                 --               9,470

  Other comprehensive income, net of tax:

      Change in cumulative
       translation adjustment          --            --                --               --                296                 296


      Unfunded pension liability       --            --               --                --                184                 184
                                                                                                                    -------------
  Comprehensive income                                                                                                      9,950

  Treasury stock                       --            --               --               (50)                --                 (50)

  Executive stock compensation         --            --                17               --                 --                  17
                                  ----------    -------------   ------------   -------------    ----------------     -------------


  Balances, March 31, 2000        $     1             --           58,303         (165,485)            (2,208)       $   (109,389)
                                  ==========    =============   ============   =============    ================     =============


See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Year ended March 31,
                                                                         --------------------------------------------------
                                                                              2000             1999               1998
                                                                         --------------    -------------     --------------
Cash flows from operating activities:

   Net income (loss)                                                       $ 9,470          (12,468)           (29,895)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Extraordinary item - non-cash                                                   --            4,106                 --

Other special charges - non-cash                                                --              908              1,727

Depreciation                                                                30,067           29,651             28,124

Amortization of goodwill                                                     2,619            2,527              8,537

Amortization of other assets                                                 1,100            1,498              1,876

Amortization of deferred financing costs                                     1,326            1,412              2,292

Loss on shut down                                                               --               --                667

Loss (gain) on disposals of property, plant and  equipment                     286              501                (37)

Deferred income tax expense (benefit)                                          115           (1,303)               930

Changes in assets and liabilities, net of effects of shut down of SMC and acquisition of business:

  (Increase) decrease in receivables                                        (7,832)           4,108             (9,079)

  (Increase) decrease in inventories                                        (2,676)           2,388             (1,122)

  Increase (decrease) in trade accounts payable                              8,611            9,846             (1,887)

  (Decrease) increase in accrued expenses                                     (178)            (753)             1,172

  (Decrease) increase in current income taxes payable                       (1,140)             694               (520)

  (Decrease) increase in other liabilities                                  (1,459)           4,133             18,588

  Other                                                                     (1,535)             889             (3,116)
                                                                         --------------    -------------     --------------
                        Total adjustments                                   29,304           60,605             48,152
                                                                         --------------    -------------     --------------
Net cash provided by operating activities                                   38,774           48,137             18,257
                                                                         --------------    -------------     --------------

                               ACG HOLDINGS, INC.
                Consolidated Statements of Cash Flows - Continued
                                 (In thousands)

                                                                                       Year ended March 31,
                                                                         --------------------------------------------------
                                                                              2000             1999               1998
                                                                         --------------    -------------     --------------
Cash flows from investing activities:

 Purchases of property, plant and equipment                                (21,462)         (11,143)           (10,902)

 Acquisition of business                                                    (2,829)              --                 --

 Proceeds from sales of property, plant and equipment                          169              765              1,067

 Other                                                                         (23)              14               (265)
                                                                         --------------    -------------     --------------
             Net cash used by investing activities                         (24,145)         (10,364)           (10,100)
                                                                         --------------    -------------     --------------

Cash flows from financing activities:
    Debt:
      Proceeds                                                               9,215           75,000             25,000

      Payments                                                             (15,893)        (103,185)           (24,899)

      Increase in deferred financing costs                                    (371)          (2,608)            (2,467)

      Repayment of capital lease obligations                                (7,504)          (6,938)            (6,349)

      Other                                                                    (23)             (81)               572
                                                                         --------------    -------------     --------------
             Net cash used by financing activities                         (14,576)         (37,812)            (8,143)
                                                                         --------------    -------------     --------------

Effect of exchange rates on cash                                               (53)              39                (14)
                                                                         --------------    -------------     --------------
Decrease in cash                                                                 0                0                  0

Cash:

   Beginning of period                                                           0                0                  0
                                                                         --------------    -------------     --------------
   End of period                                                         $       0                0                  0
                                                                         ==============    =============     ==============

Supplemental disclosure of cash flow information:

Cash paid for:

   Interest                                                              $  32,639           35,546             35,931

   Income taxes, net of refunds                                          $   3,111            1,201              1,751

Exchange rate adjustment to long-term debt                               $     (23)             (81)               (67)

Non-cash investing activities:

   Lease obligations                                                     $   1,262            5,095             12,811



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

             Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2000, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations has been fully and unconditionally guaranteed by Holdings.

             The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) digital imaging and prepress services conducted by its American Color division.

             Significant accounting policies are as follows:

             (a)      Basis of Presentation

                      The consolidated financial statements include the accounts of Holdings and all greater than 50% - owned subsidiaries, which are consolidated under accounting principles generally accepted in the United States.

                      All significant intercompany transactions and balances have been eliminated in consolidation.

                      Earnings-per-share data has not been provided since Holdings' common stock is closely held.

             (b)      Revenue Recognition

                      Print revenues are recognized upon the completion of production. Shipment of printed material generally occurs upon completion of this production process. Materials are printed to unique customer specifications and are not returnable. Credits relating to specification variances and other customer adjustments are not significant.

             (c)      Inventories

                      Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market (net realizable value).

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

             (d)     Property, Plant and Equipment

                     Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures and machinery and equipment, and 15 to 40 years for buildings and improvements.

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

            (f)      Impairment of Long-Lived Assets

                     The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value.

             (g)     Other Assets

                     Financing costs related to the Bank Credit Agreement (as defined herein) are deferred and amortized over the term of the agreement. Costs related to the Notes (as defined herein) are deferred and amortized over the ten-year term of the Notes.

                     Covenants not to compete are amortized over the terms of the underlying agreements, which are generally 5 years.

             (h)     Income Taxes

                     Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

             (i)     Foreign Currency Translation

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

             (m)     Use of Estimates

                     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

             (n)     Stock-Based Compensation

                     The Company has elected to follow Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for its stock-based compensation plan. The Company believes that including the fair value of compensation plans in determining net income is consistent with accounting for the cost of all other forms of compensation.

              (o)    Impact of Recently Issued Accounting Standards

                     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 on "Revenue Recognition" ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules and also addresses whether revenue should be presented on a gross or net basis for certain transactions. In addition, SAB 101 provides guidance on the disclosures registrants should make about their revenue recognition policies and the impact of events and trends on revenue. SAB 101 is effective for the first fiscal quarter beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material effect on the results of operations or financial position of the Company.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133" ("SFAS 137"). SFAS 137 defers for one year the implementation date of Statement of Financial Accounting Standard No. 133 ("SFAS 133") which addressed a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. As amended, SFAS 133 is effective for all quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted. Management does not anticipate that the adoption of SFAS 137 will have a material effect on the Company's results of operations or financial position.

                     In March 2000, the Financial Accounting Standards Board issued interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Interpretation 44 answers questions dealing with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") implementation practice issues. The Company has elected to follow SFAS 123 in accounting for its stock-based compensation plans. This Interpretation does not address issues related to the application of the fair value method of accounting for stock-based compensation under SFAS 123.

     (2)     Discontinued Operations

             In February 1997, the Company made a strategic decision to shut down the operations of its wholly-owned subsidiary Sullivan Media Corporation ("SMC"). In the fiscal year ended March 31, 1998 ("Fiscal Year 1998") the Company recorded an additional $0.4 million estimated net loss on shut down.

             The shut down of SMC has been accounted for as a discontinued operation, and accordingly, its operating results are segregated and reported as a discontinued operation in the accompanying consolidated statements of operations.

     (3)     Inventories

             The components of inventories are as follows (in thousands):

                                                        March 31,
                                           -----------------------------------
                                                   2000              1999
                                           -----------------  ----------------
             Paper                           $    9,025             6,525

             Ink                                    275               232

             Supplies and other                   1,762             1,586
                                           -----------------  ----------------
                Total                        $   11,062             8,343
                                           =================  ================

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     (4)     Other Assets

             The components of other assets are as follows (in thousands):

                                                        March 31,
                                           -----------------------------------
                                                   2000              1999
                                           -----------------  ----------------
             Deferred financing costs,
             less accumulated amortization
             of $4,462 in 2000 and $3,278
             in 1999                         $    6,239             7,194

             Spare parts inventory, net
             of valuation allowance of
             $100 in 2000 and 1999                3,664             2,293

             Other                                2,366             2,278
                                           -----------------  ----------------
                Total                        $   12,269             11,765
                                           =================  ================


    (5)      Accrued Expenses

             The components of accrued expenses are as follows (in thousands):

                                                        March 31,
                                           -----------------------------------
                                                   2000              1999
                                           -----------------  ----------------
             Compensation and related
             taxes                           $   11,870            10,114

             Employee benefits                    9,347             8,814

             Interest                             4,262             4,264

             Other                                6,179             7,564
                                           -----------------  ----------------
                Total                        $   31,658            30,756
                                           =================  ================

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

    (6)      Notes Payable, Long-Term Debt and Capitalized Leases

             Long-term debt is summarized as follows (in thousands):

                                                                                          March 31,
                                                                            -----------------------------------
                                                                                 2000                  1999
                                                                            ------------            -----------
             Bank Credit Agreement:

                      Series A Term Loan                                    $     9,642                 20,537

                      Series B Term Loan                                         39,643                 43,753

                      Revolving Credit Facility Borrowings                        8,764                     --
                                                                            ------------            -----------
                                                                                 58,049                 64,290

             12 3/4% Senior Subordinated Notes Due 2005                         185,000                185,000

             Capitalized leases                                                  30,733                 36,304

             Other loans with varying maturities and
                  interest rates                                                  3,562                  3,995
                                                                            ------------            -----------
                     Total long-term debt                                       277,344                289,589

             Less current installments                                            7,727                  7,994
                                                                            ------------            -----------

                     Long-term debt and capitalized leases,
                         excluding current installments                     $   269,617               281,595
                                                                            ============            ===========


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

      As noted above, the Revolving Credit Facility provides for a maximum of $70 million borrowing availability. This availability includes a provision for up to $40 million of letters of credit. At March 31, 2000, the Company had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $33.8 million, and therefore, additional borrowing availability of approximately $36.2 million.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

      Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures. The weighted-average rate on outstanding indebtedness under the Bank Credit Agreement at March 31, 2000 was 8.3%.

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

      The amortization for total long-term debt and capitalized leases at March 31, 2000 is shown below (in thousands):

                                             Long-Term        Capitalized
          Fiscal year                           Debt             Leases
       -------------------                  -----------       ------------

          2001                              $   1,006              9,340

          2002                                  1,001              8,149

          2003                                  6,865              7,348

          2004                                 33,130              6,488

          2005                                 19,609              4,059

          Thereafter                          185,000              3,450
                                            -----------       ------------
             Total                          $ 246,611             38,834
                                            ===========

      Imputed interest                                             8,101
                                                              ------------
             Present value of
             minimum lease payments                               30,733
                                                              ============


      Capital leases have varying maturity dates and implicit interest rates which generally approximate 8%-10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments approximate their fair values at March 31, 2000 and 1999.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


(7)   Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2000 and 1999 are as follows (in thousands):

                                                                              March 31,
                                                                -----------------------------------
                                                                    2000                   1999
                                                                -----------             -----------
      Deferred tax liabilities:

         Book over tax basis in fixed assets                    $    25,294             $   29,579

         Foreign taxes                                                3,069                  2,631

         Accumulated amortization                                     1,712                    861

         Other, net                                                   4,233                  4,449
                                                                -----------             ----------
         Total deferred tax liabilities                              34,308                 37,520

      Deferred tax assets:
         Bad debts                                                    1,174                  1,143

         Accrued expenses and other liabilities                      24,415                 26,877

         Accrued loss on discontinued operations                         59                     55

         Net operating loss carryforwards                            34,314                 40,743

         AMT credit carryforwards                                     1,500                  1,262

         Cumulative translation adjustment                              896                    984
                                                                -----------             ----------
         Total deferred tax assets                                   62,358                 71,064

         Valuation allowance for deferred tax assets                 36,081                 41,460
                                                                -----------             -----------
         Net deferred tax assets                                     26,277                 29,604
                                                                -----------             -----------
       Net deferred tax liabilities                             $     8,031             $    7,916
                                                                ===========             ===========


      Management has evaluated the need for a valuation allowance, and as such, a valuation allowance of $36.1 million has been recorded. The valuation allowance was decreased by $5.4 million during the fiscal year ended March 31, 2000.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


       The components of income tax expense are as follows (in thousands):

                                                                         Year ended March 31,
                                                       ---------------------------------------------------------
                                                              2000                1999                1998
                                                       -----------------   -----------------   -----------------
            Amount attributable to
               continuing operations                   $    2,189                523                2,106

            Amount attributable to
               discontinued operations                         --                 --                   --
                                                       -----------------   -----------------   -----------------

                 Total expense                         $    2,189                523                2,106
                                                       =================   =================   =================


       Income tax expense (benefit) attributable to income (loss) from continuing operations consists of (in thousands):

                                                                         Year ended March 31,
                                                       ---------------------------------------------------------
                                                              2000                1999                1998
                                                       -----------------   -----------------   -----------------
             Current

               Federal                                 $      169                 --                   --

               State                                          251                237                  230

               Foreign                                      1,654              1,589                  946
                                                       -----------------   -----------------   -----------------
                  Total current                             2,074              1,826                1,176
                                                       -----------------   -----------------   -----------------


            Deferred

              Federal                                        (133)              (132)                (108)

              State                                           (15)              (102)                (157)

              Foreign                                         263             (1,069)               1,195
                                                       -----------------   -----------------   -----------------
                  Total deferred                              115             (1,303)                 930
                                                       -----------------   -----------------   -----------------
           Provision for income taxes                  $    2,189                523                2,106
                                                       =================   =================   =================

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

       The effective tax rates for Fiscal Year 2000, Fiscal Year 1999 and Fiscal Year 1998 were 18.8%, (6.7%) and (7.8%), respectively. The difference between these effective rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

                                                             Year ended March 31,
                                           ---------------------------------------------------------
                                                  2000                1999                1998
                                           -----------------   -----------------   -----------------
      Statutory tax rate                          35.0%              35.0%                35.0%

      State income taxes, less
         federal tax impact                        1.3               (1.1)                (0.2)

      Foreign taxes, less federal
         tax impact                               10.9               (4.4)                (5.2)

      Amortization                                 5.1               (6.2)                (9.9)

      Change in valuation
         allowance                               (37.7)             (34.4)               (24.1)

      Other, net                                   4.2                4.4                 (3.4)
                                          -----------------   -----------------   -----------------
      Effective income tax rate                   18.8%              (6.7)%               (7.8)%
                                          =================   =================   =================


       As of March 31, 2000, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $59.6 million, which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 2001 and will be totally expired in 2019.

       As of March 31, 2000, the Company had available NOL's for federal purposes of $91.7 million, which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2006 and will be totally expired in 2019.

       The Company also had available an alternative minimum tax credit carryforward of $1.5 million which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.


       The Company has alternative minimum tax NOL's in the amount of $76.1 million, which will begin to expire in 2007 and will be completely expired in 2019.

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

       Supplemental Executive Retirement Plan
       In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Such benefits will be paid from the Company's assets. The aggregate accumulated projected benefit obligation under this plan was approximately $2.6 million at March 31, 2000 and March 31, 1999.

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

       401(k) Defined Contribution Plan

       Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made bi-weekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $4.1 million in Fiscal Year 2000, $3.8 million during Fiscal Year 1999 and $3.3 million during Fiscal Year 1998.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

  The following table provides a reconciliation of the changes in the defined benefit plans' benefit obligations and fair value of plan assets for the Fiscal Years 2000 and 1999 and a statement of the funded status of such plans as of March 31, 2000 and 1999:


                                                               Defined Benefit                          Defined Benefit
                                                                Pension Plans                         Postretirement Plan
                                                    -----------------------------------        ----------------------------------
                                                        2000                    1999               2000                  1999
                                                    ------------           ------------        ------------          ------------
  Change in Benefit Obligation

     Benefit obligation at beginning of year        $   58,332                55,064               2,646                3,766

     Service cost                                          425                   680                  26                   30

     Interest cost                                       3,946                 3,901                 178                  181

     Plan participants' contributions                       --                    --                 186                  148

     Actuarial (gain) loss                              (6,517)                1,468                  79                 (980)

     Benefits paid                                      (2,868)               (2,649)               (498)                (499)

     Curtailment gain                                      (56)                  (63)                 --                   --

     Settlement gain                                       (64)                  (69)                 --                   --
                                                    ------------           ------------        ------------          ------------

     Benefit obligation at end of year              $   53,198                58,332               2,617                2,646
                                                    ============           ============        ============          ============

  Change in Plan Assets

     Fair value of plan assets at beginning of year $   49,483                45,306                  --                   --

     Actual return on plan assets                        9,313                 6,462                  --                   --

     Employer contributions                                544                   693                 313                  351

     Plan participants' contributions                       --                    --                 186                  148

     Benefits paid                                      (3,242)               (2,978)               (499)                (499)
                                                    ------------           ------------        ------------          ------------
     Fair value of plan assets at end of year       $   56,098                49,483                  --                   --
                                                    ============           ============        ============          ============

  Funded status                                     $    2,900                (8,849)             (2,617)              (2,646)

     Unrecognized net actuarial gain                   (13,220)               (2,501)             (1,348)              (1,537)

     Unrecognized prior service cost                      (290)                 (350)             (2,299)              (2,522)
                                                    ------------           ------------        ------------          ------------
     Accrued benefit liability                      $  (10,610)              (11,700)             (6,264)              (6,705)
                                                    ============           ============        ============          ============

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                                       Defined Benefit Pension Plans          Defined Benefit Postretirement Plan
                                                    ----------------------------------     -----------------------------------------
                                                        2000                   1999            2000                          1999
                                                    -----------            -----------     -----------                   -----------
       Weighted - average assumptions

          Discount rate - benefit obligation            7.75%                  7.00%          7.75%                        7.00%

          Expected return on plan assets               10.00%                 10.00%           N/A                          N/A

          Rate of compensation increase                  N/A                    N/A            N/A                          N/A


       For measurement purposes under the defined benefit postretirement plan, a
       6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for March 31, 2000. The rate was assumed to decrease gradually to 5 percent through fiscal year 2003 and remain at that level thereafter.

                                                         Defined Benefit Pension Plans         Defined Benefit Postretirement Plan
                                                    ------------------------------------    ---------------------------------------
                                                       2000        1999         1998           2000           1999           1998
                                                    ----------  ----------   -----------    -----------    -----------    ---------
      Components of net periodic benefit cost

         Service cost                               $    425        680          769             26             30             46

         Interest cost                                 3,945      3,876        3,656            178            181            265

         Expected return on plan assets               (4,815)    (4,410)      (3,715)            --             --             --

         Amortization of prior service cost              (89)        55           76           (222)          (315)          (193)

         Recognized net actuarial gain                    (5)        --         (103)          (110)          (142)           (79)
                                                    ----------  ----------   -----------    -----------    -----------    ---------
         Net periodic benefit (income) cost         $   (539)       201          683           (128)          (246)            39
                                                    ==========  ===========  ===========    ===========    ===========    ==========


       Assumed health care cost trend rates have a significant effect on the amounts reported for the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                        1% Point                     1% Point
                                                                        Increase                     Decrease
                                                                       ----------                   ----------
           Effect on total of service and interest cost
           components of expense                                       $     171                       155

           Effect on postretirement benefit obligation                 $   2,337                     2,100


                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(9)      Capital Stock

         At March 31, 2000, capital stock consists of Holdings' common stock ("Common Stock") and Series AA and Series BB convertible preferred stock collectively, ("Preferred Stock"). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote on. The Preferred Stock has no voting rights. Dividends on the Common Stock and Preferred Stock are discretionary by the Board of Directors. Upon the occurrence of a Liquidation Event (as defined in the amended and restated Certificate of Incorporation), all amounts available for payment or distribution shall first be paid to holders of Series BB preferred stock, then holders of Series AA preferred stock and then to holders of Common Stock. Each share of the Preferred Stock may be converted, at the option of the holder, into shares of Common Stock using conversion ratios and subject to conditions set forth in the Company's Certificate of Incorporation.

 (10)    Stock Option Plans

         Common Stock Option Plan

         In 1993, the Company established the ACG Holdings, Inc. Common Stock Option Plan. This plan, as amended, (the "1993 Common Stock Option Plan") is administered by a committee of the Board of Directors (the "Committee") and currently provides for granting up to 17,322 shares of Common Stock. On January 16, 1998, the Company established another common stock option plan (the "1998 Common Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 36,939 shares of Common Stock. The 1993 Common Stock Option Plan and the 1998 Common Stock Option Plan are collectively referred to as the "Common Stock Option Plans". Stock options may be granted under the Common Stock Option Plans to officers and other key employees of the Company at the exercise price per share of Common Stock, as determined at the time of grant by the Committee in its sole discretion. All options are 25% exercisable on the first anniversary date of a grant and vest in additional 25% increments on each of the next three anniversary dates of each grant. All options expire 10 years from date of grant.

         A summary of activity under the Common Stock Option Plans is as follows:

                                                                   Weighted-Average
                                                                        Exercise          Exercisable
                                                    Options            Price ($)          Options (b)
                                                  -----------       -------------     ----------------
         Outstanding at March 31, 1997                19,300            50.00

            Granted                                   30,014              .01

            Exercised                                (11,773)           14.95

            Forfeited                                   (334)             .01
                                                  ----------

         Outstanding at March 31, 1998                37,207             1.42(a)            1,147

            Granted                                    4,283            97.45

            Exercised                                     --               --

            Forfeited                                 (4,309)           12.23
                                                  ----------

         Outstanding at March 31, 1999                37,181            11.23               9,698

            Granted                                    2,665            18.02

            Exercised                                 (9,249)             .01

            Forfeited                                   (757)           88.72
                                                  ----------
         Outstanding at March 31, 2000                29,840            13.35               9,536
                                                  ==========

(a)      Reflects Fiscal Year 1998 option repricing discussed below.
(b) 365 of the exercisable options at March 31, 2000 have a $240/option exercise price, all other exercisable options, in all periods, have a $.01/option exercise price.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         The weighted-average grant-date fair value of options granted was $0 for fiscal years ending March 31, 1999 and 1998. In Fiscal Year 2000, 1,970 options were granted with weighted-average grant-date fair value of approximately $.01/option and 495 options were granted with weighted-average grant-date fair value of $539/option. These options were granted with a weighted-average exercise price of $.01/option. Also, in Fiscal Year 2000, 200 options were granted with a weighted-average grant-date fair value of approximately $.01/option and a weighted-average exercise price of $240/option. The fair value for all options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for Fiscal Year 2000, Fiscal Year 1999 and Fiscal Year 1998: risk-free interest rates of 5.3 - 6.4%, 4.5 - 5.6%, and 5.5%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 5 years. The weighted-average remaining contractual life of the options outstanding at March 31, 2000 was 7.3 years. During Fiscal Year 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. A total of 7,281 shares (including 362 previously exercised options that were subsequently cancelled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2000.

         As a result of the SFAS 123 requirements, the Company recognized related stock compensation expense of less than $0.1 million in Fiscal Year 2000, and no compensation expense in Fiscal Year 1999 and Fiscal Year 1998.

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

         A summary of the Preferred Stock Option Plan is as follows:

                                                                    Options
                                                                 --------------

     Outstanding at March 31, 1997                                    --

           Granted                                                   526

           Exercised                                                  --

           Forfeited                                                  --
                                                                 --------------
     Outstanding at March 31, 1998                                   526

           Granted                                                    29

           Exercised                                                  --

           Forfeited                                                  --
                                                                 --------------
     Outstanding at March 31, 1999                                   555

          Granted                                                     --

          Exercised                                                   --

          Forfeited                                                   --
                                                                 --------------
     Outstanding at March 31, 2000                                   555
                                                                 ==============

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         All options were granted with a $1,909 exercise price. The weighted-average grant-date fair value of options granted was $1,288 and $1,091 for Fiscal Year 1999 and Fiscal Year 1998, respectively. The weighted-average remaining contractual life of the options outstanding at March 31, 2000 was 7.8 years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for Fiscal Year 1999 and Fiscal Year 1998: risk free interest rate of 5.6% and 5.5%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 2 years. All of the options outstanding were exercisable at March 31, 2000. A total of 28 shares of Holdings Preferred Stock was reserved for issuance, but not granted under the Preferred Stock Option Plan at March 31, 2000.

         As a result of the SFAS 123 requirements, the Company recognized related stock compensation expense of less than $0.1 million in Fiscal Year 1999 and $0.6 million in Fiscal Year 1998. No grants of preferred options in Fiscal Year 2000 resulted in zero stock compensation expense for the year.

(11)     Commitments and Contingencies

          The Company incurred rent expense for Fiscal Year 2000, Fiscal Year 1999, and Fiscal Year 1998 of $6.4 million, $6.9 million, and $6.4 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2000 are as follows (in thousands):

               Fiscal Year
               -----------

               2001                     $    5,157
               2002                          4,603
               2003                          3,344
               2004                          1,885
               2005                          1,294
               Thereafter                    4,070
                                        -----------
                    Total               $   20,353
                                        ===========

          The Company has employment agreements with three of its principal officers and eleven other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at March 31, 2000, excluding bonuses, was approximately $5.0 million.

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

         In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 2000 is $27.1 million and is included within Other liabilities in the Company's consolidated balance sheet.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA", also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 2000. The Company believes this amount is adequate to cover such liability.

         The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

(12)     Significant Customers

         No single customer represented 10% or more of total sales in the fiscal years ended March 31, 2000, 1999, and 1998.

(13)     Interim Financial Information (Unaudited)

         Quarterly financial information follows (in thousands):

                                                                                 Income
                                                                                 (Loss)
                                                                                 Before
                                                                              Extraordinary      Extraordinary        Net Income
                                             Net Sales       Gross Profit         Item                Item              (Loss)
                                            -------------    -------------  ------------------  -----------------   ---------------
       Fiscal Year 2000

            Quarter Ended
               June 30                     $    123,608          21,263            4,266                --               4,266
               September 30                     134,211          22,297            1,964                --               1,964
               December 31                      152,213          25,808            5,286                --               5,286
               March 31                         136,678          20,897           (2,046)               --              (2,046)
                                            -------------    -------------  ------------------  -----------------   ---------------

                     Total                 $    546,710          90,265            9,470                --               9,470
                                            =============    =============  ==================  =================   ===============

        Fiscal Year 1999

            Quarter Ended
               June 30                     $    127,813          18,562           (1,423)           (4,020)             (5,443)
               September 30                     126,965          20,014           (1,572)               --              (1,572)
               December 31                      144,296          26,000            3,557                --               3,557
               March 31                         121,269          16,676           (8,924)              (86)             (9,010)
                                            -------------    -------------  ------------------  -----------------   ---------------

                     Total                 $    520,343          81,252           (8,362)           (4,106)            (12,468)
                                            =============    =============  ==================  =================   ===============

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(14)     Restructuring Costs and Other Special Charges

         Restructuring Costs

         American Color (Digital Imaging and Prepress Services). In March 1999, the Company approved a plan for its American Color division which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. The $1.5 million balance in the related restructuring reserve at March 31, 2000 primarily includes remaining payouts of involuntary employee termination costs and remaining payouts under lease commitments.

         Print. In January 1998, the Company approved a plan for its print division, which was designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. The cost of this plan was accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $3.9 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) includes $3.3 million of employee termination costs and $0.6 million of relocation and other transition expenses. This restructuring charge was recorded in the quarter ended March 31, 1998. These costs were paid or settled before March 31, 1999.

         Other Special Charges

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

         During the quarter ended March 31, 1998, the Company recorded special charges totaling $1.7 million to adjust the carrying values of idle, disposed and under-performing assets of the print segment to estimated fair values. The provision was based on a review of the Company's long-lived assets in accordance with SFAS 121. Fair value was based on the Company's estimate of held and used and idle assets based on current market conditions using the best information available.

         These special charges are classified within restructuring costs and other special charges in the consolidated statements of operations.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

 (15)    Summarized Financial Information of American Color Graphics, Inc.

         Summary financial information for Holdings' wholly-owned subsidiary, American Color Graphics, Inc., is as follows (in thousands):

                                                        March 31,
                                               ------------------------
                                                   2000        1999
                                               -----------  -----------
          Balance sheet data

          Current assets                       $  82,270       71,591

          Noncurrent assets                    $ 221,542      227,409

          Current liabilities                  $  85,683       77,515

          Noncurrent liabilities               $ 327,958      341,264


                                                      Year ended March 31,
                                              ----------------------------------
                                                 2000         1999       1998
                                              ---------    ---------   ---------
           Statement of operations data

           Sales                               $ 546,710      520,343   533,335

           Operating income                    $  46,084       29,455    12,103

           Net income (loss)                   $   9,470      (12,468)  (29,895)



(16)     Industry Segment Information

         Effective March 31, 1999, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has significant operations principally in two industry segments: (1) print and (2) digital imaging and prepress services. All of the Company's print business and assets are attributed to the print division and all of the Company's digital imaging and prepress services business and assets are attributed to the American Color division ("American Color"). The Company's digital visual effects operations and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by SFAS 131.

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

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

         The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                                                       Digital
                                                                                      Imaging &       Corporate and
       (In Thousands of Dollars)                                       Print           Prepress           Other             Total
       --------------------------------------------------------    --------------    -------------    ---------------    -----------
       2000
       Segment revenues                                            $  462,886           80,240             3,584           546,710

       EBITDA                                                      $   72,543           11,003            (3,539)           80,007
          Depreciation and amortization                                23,097            5,983             4,706            33,786
          Interest expense                                                 --               --            33,963            33,963
          Interest income                                                  --               --              (165)             (165)
          Other charges, net                                               --              137                --               137
          Other, net                                                       98              208               321               627
                                                                   --------------    -------------    ---------------    -----------
            Income (loss) from continuing operations before
              income taxes                                         $   49,348            4,675           (42,364)           11,659

       Total assets                                                $  262,761           31,333             9,718           303,812

       Total capital expenditures                                  $   17,977            4,419               328            22,724

       -----------------------------------------------------------------------------------------------------------------------------

       1999
       Segment revenues                                            $  431,936           83,816             4,591           520,343

       EBITDA                                                      $   61,627            5,283            (2,624)           64,286
          Depreciation and amortization                                22,633            6,670             4,373            33,676
          Interest expense                                                 --               --            36,242            36,242
          Interest income                                                  --               --              (165)             (165)
          Other charges, net                                               --            1,155                --             1,155
          Other, net                                                       24              819               374             1,217
                                                                   --------------    -------------    ---------------    -----------
            Income (loss) from continuing operations before
              income taxes and extraordinary items                 $   38,970           (3,361)          (43,448)           (7,839)

       Total assets                                                $  256,641           30,451            11,908           299,000

       Total capital expenditures                                  $    9,369            6,051               818            16,238

      -----------------------------------------------------------------------------------------------------------------------------

       1998
       Segment revenues                                            $  446,350           82,384             4,601           533,335

       EBITDA                                                      $   46,838            8,405            (2,876)           52,367
          Depreciation and amortization                                22,499            6,001            10,037            38,537
          Interest expense                                                 --               --            38,956            38,956
          Interest income                                                  --               --              (143)             (143)
          Other special charges - SFAS 121                              1,727               --                --             1,727
          Other, net                                                      207             (206)              411               412
                                                                   --------------    -------------    ---------------    -----------
            Income (loss) from continuing operations before
              income taxes                                         $   22,405            2,610           (52,137)          (27,122)

       Total assets                                                $  278,965           33,351            17,642           329,958

       Total capital expenditures                                  $   14,438            7,291             1,984            23,713


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2000). All directors hold office until their successors are duly elected and qualified.

         Name                       Age    Position with Graphics and Holdings
         ------------------         ---    -----------------------------------

         Stephen M. Dyott            48    Chairman, President of Holdings, Chief Executive Officer and Director
         Michael M. Janson           52    Director
         Eric T. Fry                 33    Director
         Joseph M. Milano            47    Executive Vice President and Chief Financial Officer
         Malcolm J. Anderson         61    President of Graphics
         Timothy M. Davis            45    Senior Vice President-Administration, Secretary and General Counsel
         Stuart R. Reeve             36    Executive Vice President, Operations of Graphics
         Larry R. Williams           59    Executive Vice President, Purchasing of Graphics
         Patrick W. Kellick          42    Senior Vice President/Corporate Controller and Assistant Secretary

Stephen M. Dyott - Chairman and Chief Executive Officer of Graphics and Holdings since September 1996; President of Holdings since February 1995; Director of Graphics and Holdings since September 1994; Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996; President of Graphics from 1991 to 1999; Vice President and General Manager - Flexible Packaging, American National Can Company ("ANCC") from 1988 to 1991; Vice President and General Manager - Tube Packaging, ANCC from 1985 to 1987.

Michael M. Janson - Director of Holdings and Graphics since February 1998; Managing Director of the general partners of The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEFII") and Morgan Stanley Capital Partners III, L.P. ("MSCPIII" and together with MSLEFII "MSDWCP") and of Morgan Stanley & Co., Incorporated ("MS&Co."); Joined MS&Co. in 1987; Joined MSDWCP in 1997; Managing Director in MS&Co.'s High Yield Capital Markets Department before joining MSDWCP; Director of Choice One Communications Inc., Silgan Holdings Inc., and other private companies.

Eric T. Fry - Director of Graphics and Holdings since March 1996; Principal of the general partners of MSDWCP and MS&Co. in 1987; Joined MS&Co. in 1989, initially in the Mergers and Acquisitions Department and from 1991 to 1992 in MSDWCP; From 1992 to 1994 attended Harvard Business School and received an MBA; Rejoined MSDWCP in 1994; Director of Enterprise Reinsurance Holdings Corporation, Vanguard Health Systems, Inc., The Underwriter Holdings Company Limited and LifeTrust America, L.L.C.

Joseph M. Milano - Executive Vice President and Chief Financial Officer of Holdings and Graphics since 1997; Senior Vice President and Chief Financial Officer of Holdings and Graphics from 1994 to 1997; Vice President - Finance of Holdings and Graphics from 1992 to 1994; Vice President and Chief Financial Officer, Farrel Corporation, 1989 to 1992; Vice President and Chief Financial Officer, Electronic Mail Corporation of America from 1984 to 1988.

Malcolm J. Anderson - President of Graphics since 1999; Executive Vice President, Operations of Graphics from 1996 to 1999; Senior Vice President, Operations of Graphics from 1993 to 1996; President, Plastic Products Division of Kerr Group, Inc. from 1989 to 1993; Vice President Manufacturing - Flexible Packaging, American National Can Company from 1982 to 1989; Vice President, Eastern Division General Manager of Sinclair and Valentine Ink Company from 1980 to 1982.

Timothy M. Davis - Senior Vice President - Administration, Secretary and General Counsel of Holdings and Graphics since 1989; Assistant General Counsel of MacMillan, Inc. and counsel to affiliates of Maxwell Communication Corporation North America, January 1989 to June 1989; Attorney in private practice from 1981 to 1989.

Stuart R. Reeve - Executive Vice President, Operations of Graphics since 1999; Executive Vice President Sales and Marketing of Graphics from 1997 to 1999; Senior Vice President Commercial Sales of Graphics 1995 to 1997; Vice President Sales - Midwest of Graphics 1994 to 1995; Vice President Sales - West of Graphics 1991 to 1994; Sales Executive of Graphics 1989 to 1991.

Larry R. Williams - Executive Vice President, Purchasing of Graphics since 1997; Senior Vice President - Purchasing, Marketing and Newspaper Sales of Graphics from 1996 to 1997; Senior Vice President of Purchasing / Transportation of Graphics from 1993 to 1996; Independent Management Consultant from 1992 to 1993 and Senior Vice President, Operations Support for Ryder Systems from 1990 to 1992.

Patrick W. Kellick - Senior Vice President/Corporate Controller of Holdings and Graphics since 1997; Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997; Corporate Controller of Graphics since 1987, and Assistant Secretary of Holdings and Graphics since 1995; various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including CFO from 1986 to 1987; Auditor with KPMG from 1979 to 1984.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for services to Holdings and Graphics during the fiscal years ended March 31, 2000, 1999, and 1998 to the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") of Holdings and/or Graphics.

                           Summary Compensation Table

                                                                                                 Long-Term Compensation
                                                                                        ----------------------------------
                                                        Annual Compensation                      Awards            Payouts
                                                ---------------------------------       ------------------------   -------
                                                                                                      Securities
                                                                          Other                       Under-                   All
                                                                          Annual       Restricted     lying                  Other
   Name and Principal                                                     Compen-        Stock        Options/     LTIP      Compen-
        Position                Period           Salary        Bonus      sation        Award(s)      SAR's (#)    Payouts   sation
----------------------      ---------------    ---------    -----------  --------      -----------   ----------    -------   -------
Stephen M. Dyott            Fiscal Year 2000   $ 575,000    $ 1,000,000     --            --              --         --        --
Chairman, President of      Fiscal Year 1999   $ 517,311    $   800,000     --            --              --         --        --
Holdings and Chief          Fiscal Year 1998   $ 475,000    $   525,000     --            --           9,462         --        --
Executive Officer &
Director

Joseph M. Milano            Fiscal Year 2000   $ 309,231    $   375,000     --            --              --         --        --
Executive Vice President    Fiscal Year 1999   $ 287,981    $   325,000     --            --              29         --        --
& Chief Financial Officer   Fiscal Year 1998   $ 275,000    $   290,000     --            --           5,217         --        --

Malcolm J. Anderson         Fiscal Year 2000   $ 319,231    $   325,000     --            --             691         --        --
President of Graphics       Fiscal Year 1999   $ 240,385    $   225,000     --            --              --         --        --
                            Fiscal Year 1998   $ 230,000    $   200,000     --            --           1,158         --        --

Timothy M. Davis            Fiscal Year 2000   $ 277,692    $   275,000     --            --              --         --        --
Senior Vice                 Fiscal Year 1999   $ 252,308    $   225,000     --            --              --         --        --
President-Administration,   Fiscal Year 1998   $ 233,200    $   160,000     --            --           2,626         --        --
Secretary & General
Counsel

Stuart R. Reeve             Fiscal Year 2000   $ 284,616    $   260,000     --            --             441         --        --
Executive Vice President,   Fiscal Year 1999   $ 234,134    $   225,000     --            --              --         --        --
Operations of Graphics      Fiscal Year 1998   $ 225,000    $   200,000     --            --           1,158         --        --


The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.


                      Option/SAR Grants in Last Fiscal Year

                                                                                                              Alternative
                                                                                                              To (f) and
                                                                                                                  (g)
                                                                                                              Grant Date
                                             Individual Grants                                                   Value
-------------------------------------------------------------------------------------------------------   ---------------------
                                                     % of Total
                                                      Options/
                                 Number of              SAR's
                                 Securities          Granted to                                                 Grant
                                 Underlying          Employees          Exercise or                              Date
                               Options/SAR's         in Fiscal          Base Price         Expiration          Present
            Name                Granted (#)           Year 2000            ($/sh)             Date          Value ($)(b)
-------------------------    -----------------     --------------     ---------------    --------------   ---------------------
Common Stock Option
Plans (a)
     Malcolm J. Anderson            691                 26%                 .01              07/27/09              --
     Stuart R. Reeve                441                 17%                 .01              07/27/09              --

Preferred Stock
Option Plan
    None

---------------
(a) All options granted pursuant to the Common Stock Option Plans have a vesting schedule providing for 25% vesting on the first anniversary of the date of grant and an additional 25% vesting on each of the next three anniversaries of the date of grant.

(b) Holdings' common stock has not been registered or publicly traded and, therefore a public market price of the stock at the date of grant was not available. Holdings' believes the exercise price of the options ($.01) held by the Named Executive Officers at the date of grant, was in each case greater than the fair market value of the underlying shares of Holdings' common stock as of each date, and as such the Grant Date Present Value is zero.


The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                        Number of Securities          Value of Unexercised
                                                                       Underlying Unexercised        In-the-Money Options/
                               Shares Acquired         Value          Options/SAR's at 3/31/00          SAR's at 3/31/00
                               on Exercise (#)      Realized($)       Exercisable/Unexercisable    Exercisable/Unexercisable ($)
                               ----------------    ---------------    -------------------------    ------------------------------
Common Stock Option Plans (a)
     Stephen M. Dyott              3,577.75             $ 36             2,292.50 / 5,025.25         1,926,181 / 4,222,265 (a)
     Joseph M. Milano              2,126.75             $ 21             1,267.75 / 2,725.50         1,065,176 / 2,289,992 (a)
     Malcolm J. Anderson             452.25             $  5               320.75 / 1,301.25           269,497 / 1,093,323 (a)
     Timothy M. Davis                913.25             $  9               634.50 / 1,341.50           533,113 / 1,127,142 (a)
     Stuart R. Reeve                 452.25             $  5               347.25 / 1,042.75           291,763 /   876,129 (a)

Preferred Stock Option Plan (b)
     Stephen M. Dyott                    --                --                 292 / 0                2,326,037 / 0 (b)
     Joseph M. Milano                    --                --                 175 / 0                1,394,029 / 0 (b)
     Timothy M. Davis                    --                --                  88 / 0                  700,997 / 0 (b)


(a) Holdings' common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the common stock at March 31, 2000.

(b) Holdings' preferred stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the preferred stock at March 31, 2000.

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

At March 31, 2000, all of the Named Executive Officers had vested in the pension plan. At March 31, 2000, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Joseph M. Milano (2 years, 7 months; $5,820), Malcolm J. Anderson (1 year, 3 months; $2,820), Timothy M. Davis (5 years, 5 months; $11,700) and Stuart R. Reeve (5 years, 4 months; $9,185).

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

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for the Named Executive Officers and six other executives. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Milano, Anderson, and Davis and July 1, 1997 through June 30, 2002 for Messr. Reeve) and retirement on or after attaining age 65 or the present value of such benefit at an earlier date under certain circumstances. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

                Stephen M. Dyott                    $100,000
                Joseph M. Milano                    $100,000
                Malcolm J. Anderson                 $ 50,000
                Timothy M. Davis                    $ 75,000
                Stuart R. Reeve                     $ 50,000

Such benefits will be paid from our assets (see note 8 to our consolidated financial statements appearing elsewhere in this Report).

Compensation of Directors

Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

On October 19, 1998, Graphics entered into an employment agreement with Stephen
M. Dyott (the "Dyott Employment Agreement"), which replaced the agreement entered into by Graphics and Mr. Dyott on April 3, 1993.

The Dyott Employment Agreement has an initial term of three years. The term under the Dyott Employment Agreement is automatically extended for one-year periods absent at least one year's written notice of an intent by either party not to renew. The Dyott Employment Agreement provides for the payment of an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics' senior executives generally.

Under the Dyott Employment Agreement, if the employee's employment is terminated by Graphics "without cause" ("cause", as defined in the Dyott Employment Agreement, means a material breach by the employee of his obligations under the Dyott Employment Agreement; continued failure or refusal of the employee to substantially perform his duties to Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee's conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics) or by the employee for "good reason" (which, as defined in the Dyott Employment Agreement, means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee's responsibilities or title; a material change in the employee's principal employment location; or a material breach by Graphics of a material term of the Dyott Employment Agreement), the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary continuation payments (and certain other benefits) for a period of three years beginning on the date of termination. The Dyott Employment Agreement contains confidentiality obligations that survive indefinitely, non-solicitation obligations that end on the second anniversary of the date employment has ceased and non-competition obligations that end on the third anniversary of the date employment has ceased.

On July 15, 1998, Graphics entered into severance agreements with Joseph M. Milano and Timothy M. Davis which provide that in the event the employee's employment is terminated by Graphics without "cause", as defined above (but also including as "cause" competition with Graphics), or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for three years following termination. The severance agreements contain confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the third anniversary of the date employment has ceased.

Graphics is also party to an employment agreement with Malcolm J. Anderson which provides for an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics' senior executives generally. The term of Mr. Anderson's agreement shall terminate on the earlier of (i) March 31, 2002 or
(ii) termination of his employment pursuant to the employment agreement. Such agreement also provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above, or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary continuation payments (and certain other benefits) for a period of two years beginning on the date of termination. The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased. Effective April 1, 2002, Mr. Anderson will be engaged as a consultant to the Company. Under the terms of Mr. Anderson's consulting agreement, he will be paid an annual fee of $125,000 for a two year period.

On August 1, 1999, Graphics also entered into a severance agreement with Stuart Reeve which provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above (but also including as "cause" competition with Graphics), or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

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

                        Ten Year Option / SAR Repricings

                                                Number of
                                                Securities      Market Price       Exercise                           Length of
                                                Underlying      of Stock at        Price at          New            Original Option
                                               Options/SARs       Time of           Time of        Exercise       Term Remaining at
                                Repricing      Repriced or     Repricing or       Repricing         Price        Date of Repricing
            Name                  Date          Amended (#)      Amendment ($)        ($)             ($)            or Amendment
------------------------------ -----------    --------------  ---------------    ------------     -----------    -------------------

Stephen M. Dyott               01/16/98            1,761            --                 50            .01            8 yrs. 6 mo.
Chairman, President            01/16/98              380            --                 50            .01            7 yrs. 6 mo.
of Holdings, Chief             01/16/98              859            --                 50            .01            6 yrs. 5 mo.
Executive Officer              01/16/98            2,300            --                 50            .01            5 yrs. 0 mo.
and Director

Joseph M. Milano               01/16/98              760            --                 50            .01            8 yrs. 6 mo.
Executive Vice President       01/16/98              614            --                 50            .01            7 yrs. 6 mo.
and Chief Financial            01/16/98              688            --                 50            .01            6 yrs. 5 mo.
Officer                        01/16/98              102            --                 50            .01            5 yrs. 0 mo.

Malcolm J. Anderson            01/16/98              125            --                 50            .01            8 yrs. 6 mo.
President of Graphics          01/16/98              526            --                 50            .01            6 yrs. 5 mo.

Timothy M. Davis               01/16/98              290            --                 50            .01            8 yrs. 6 mo.
Senior Vice President -        01/16/98              535            --                 50            .01            6 yrs. 5 mo.
Administration, Secretary      01/16/98              255            --                 50            .01            5 yrs. 0 mo.
and General Counsel

Stuart R. Reeve                01/16/98               91            --                 50            .01            8 yrs. 6 mo.
Executive Vice President,      01/16/98              140            --                 50            .01            7 yrs. 6 mo.
Operations of Graphics         01/16/98              420            --                 50            .01            6 yrs. 5 mo.

Larry R. Williams              01/16/98              125            --                 50            .01            8 yrs. 6 mo.
Executive Vice President,      01/16/98              526            --                 50            .01            6 yrs. 5 mo.
Purchasing of Graphics

Patrick W. Kellick             01/16/98              257            --                 50            .01            8 yrs. 6 mo.
Senior Vice President/         01/16/98              105            --                 50            .01            6 yrs. 5 mo.
Corporate Controller and
Assistant Secretary

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2000, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

                                        Shares of Holdings         Percent        Shares of Holdings       Percent
Name                                       Common Stock           of Class         Preferred Stock        of Class
------                                  ------------------        ---------       ------------------      --------

The Morgan Stanley Leveraged Equity
Fund II, L.P.
1221 Ave. of the Americas
New York, NY 10020                             59,450               41.5                  2,727             52.2

MSCP III Entities (a)
1221 Ave. of the Americas
New York, NY 10020                             23,332               16.3                  1,070             20.5

First Plaza Group Trust
c/o Mellon Bank, N.A.
1 Mellon Bank Center
Pittsburgh, PA 15258                           17,000               11.9                    780             14.9

Leeway & Co.
c/o State Street
Master Trust Div. W6
One Enterprise Drive
North Quincy, MA 02171                         10,667                7.4                    489              9.4

Directors and Named Executive Officers:

     Stephen M. Dyott (b)                       9,945                6.8                    315              5.7

     Joseph M. Milano (c)                       4,510                3.1                    175              3.2

     Malcolm J. Anderson (d)                    1,199                0.8                     --                --

     Timothy M. Davis (e)                       2,277                1.6                     88              1.7

     Stuart R. Reeve (f)                        1,207                0.8                     --                --

     Michael M. Janson                             --                 --                     --                --
     Eric T. Fry                                   --                 --                     --                --

All current directors and executive officers
as a group (g)                                 21,357               14.3                    578             10.0


(a) Includes Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P.
(b) Includes 2,293 common stock options and 292 preferred stock options exercisable within 60 days.
(c) Includes 1,268 common stock options and 175 preferred stock options exercisable within 60 days.
(d)      Includes 321 common stock options exercisable within 60 days.
(e) Includes 635 common stock options and 88 preferred stock options exercisable within 60 days.
(f)      Includes 347 common stock options exercisable within 60 days.
(g) Includes 5,545 common stock options and 555 preferred stock options exercisable within 60 days.

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

MSLEF II is an investment fund affiliated with Morgan Stanley Dean Witter & Co. ("MSDW"). MSDW is a preeminent global financial services firm. In addition, two of the current directors of Holdings are employees of Morgan Stanley & Co. Incorporated, an affiliate of MSLEF II and also a subsidiary of MSDW. As a result of these relationships, MSDW may be deemed to control the management and policies of Graphics and Holdings. In addition, MSDW may be deemed to control matters requiring shareholders' approval, including the election of all directors, the adoption of amendments to the Certificates of Incorporation of Holdings and Graphics and the approval of mergers and sales of all or substantially all of Graphics' and Holdings' assets.

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

Other

MS&Co. acted as placement agent in connection with the original private placement of the Notes and received a placement fee of $5.6 million in connection therewith. MS&Co. is affiliated with entities that beneficially own a substantial majority of the outstanding shares of capital stock of Holdings. MS&Co. had a $5 million participation in the Old Term Loan Facility and received fees of approximately $0.3 million in connection therewith. In addition, Morgan Stanley Senior Funding, Inc. originally had a participation of approximately $35 million in the Bank Credit Agreement and received gross fees of approximately $0.5 million in connection therewith. On June 8, 1998, Morgan Stanley Senior Funding, Inc. reduced its participation in such credit facility to $11.5 million. Currently, Morgan Stanley Senior Funding, Inc. has a $9.6 million participation in such credit facility.

                                                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as a part of this Report:

              Reports of Independent Auditors

         1 and 2.         Financial Statements:  The following Consolidated
                          --------------------
                          Financial Statements of Holdings are included in Part II, Item 8:

                          Consolidated balance sheets - March 31, 2000 and 1999

                          For the Years Ended March 31, 2000, 1999 and 1998:

                                Consolidated statements of operations
                                Consolidated statements of stockholders' deficit Consolidated statements of cash flows

                                Notes to Consolidated Financial Statements

                          Financial Statement Schedules:
                          -----------------------------
                          The following financial statement schedules of Holdings are filed as a part of this Report.

                 Schedules                                                                                              Page No.
                 ---------                                                                                              --------

          I.     Condensed Financial Information of Registrant:
                 Condensed Financial Statements (parent company only) for the years ended
                 March 31, 2000, 1999, and 1998 and as of March 31, 2000 and 1999 .........................................63

         II.     Valuation and qualifying accounts ........................................................................69

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

     Exhibit No.  Description
     -----------  -----------

         3.1      Certificate of Incorporation of Graphics, as amended to date*
         3.2      By-laws of Graphics, as amended to date*
         3.3 Restated Certificate of Incorporation of Holdings, as amended to date
         3.4      By-laws of Holdings, as amended to date*
         4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**
         10.1 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
         10.1(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto++++

         10.1(b) February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto****
         10.1(c) November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto+++
         10.2 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan***
         10.3 Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott
         10.4 Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve
         10.5 Severance Letter, dated July 15, 1998, between Graphics and Joseph M. Milano+
         10.6 Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis+
         10.7 Employment Agreement dated as of August 1, 1999, between Graphics and M. J. Anderson*****
         10.8 Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**
         10.8(a) Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein++++
         10.9     Stock Option Plan of Holdings++
         10.10 Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto++++
         10.11    Holdings Common Stock Option Plan++++
         10.12    Holdings Preferred Stock Option Plan++++
         12.1     Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges
         21.1     List of Subsidiaries
         27.0     Financial Data Schedule
-----------
* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.
+ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 - Commission file number 33-97090.
** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.
++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.
*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.
+++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 - Commission file number 33-97090.
**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 - Commission file number 33-97090.
++++ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 - Commission file number 33-97090.
***** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 - Commission file number 33-97090.

(b)  Reports on Form 8-K:
     -------------------

     The following report on Form 8-K was filed during the fourth quarter of Fiscal Year 2000:

     1. Form 8-K filed with the Securities and Exchange Commission on February 2, 2000 under Item 5 to announce ACG's net income and EBITDA for the three months ended December 31, 1999.

     ACG did not file any other reports on Form 8-K during the three months ended March 31, 2000.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                          ----------------------------------------

                                                                        March 31,
                                                          ----------------------------------------
                                                              2000                      1999
                                                          ----------------          --------------
    Assets
    ------

    Current assets:

         Receivable from subsidiary                       $         377                     601

                                                          ----------------         --------------

            Total assets                                  $         377                     601
                                                          ================         ==============

    Liabilities and Stockholders' Deficit
    -------------------------------------

    Current liabilities:

         Income taxes payable                             $         (63)                    128
                                                          ----------------          --------------
            Total current liabilities                               (63)                    128

    Liabilities of subsidiary in excess of assets               109,829                 119,779
                                                          ----------------          --------------
            Total liabilities                                   109,766                 119,907
                                                          ----------------          --------------
    Stockholders' deficit:

      Common stock, voting, $.01 par value, 5,852,223
         shares authorized, 143,399 shares and 134,250
         shares issued and outstanding at March 31, 2000
         and 1999, respectively                                       1                       1

      Preferred Stock, $.01 par value, 15,823 shares
         authorized, 3,617 shares and 3,622 shares
         series AA convertible preferred stock issued
         and outstanding at March 31, 2000 and 1999,
         respectively, $39,425,000 and $39,475,000
         liquidation preference at March 31, 2000 and 1999,
         respectively, 1,606 shares Series BB convertible
         preferred stock issued and outstanding at March 31,
         2000 and 1999, $17,500,000 liquidation preference
         at March 31, 2000 and 1999                                  --                      --

      Additional paid-in capital                                 58,303                  58,286

      Accumulated deficit                                      (165,485)               (174,905)

      Other accumulated comprehensive loss, net of tax           (2,208)                 (2,688)
                                                          ----------------          --------------
            Total stockholders' deficit                        (109,389)               (119,306)
                                                          ----------------          --------------
    Commitments and contingencies

            Total liabilities and stockholders' deficit   $         377                     601
                                                          ================         ==============


See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                       Condensed Statements of Operations
                             (Dollars in thousands)



                                                                 Year ended March 31,
                                                     ----------------------------------------------
                                                          2000             1999            1998
                                                     --------------   --------------   ------------

    Equity in income (loss) of subsidiary            $       9,470         (12,468)       (29,895)
                                                      --------------  --------------   ------------

             Net income (loss)                       $       9,470         (12,468)       (29,895)
                                                      ==============  ==============   ============





































See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                       Condensed Statements of Cash Flows
                             (Dollars in thousands)



                                                                 Year ended March 31,
                                                     ----------------------------------------------
                                                          2000             1999            1998
                                                     --------------   --------------   ------------

        Cash flows from operating activities        $          --               --             --

        Cash flows from investing activities        $          --               --             --

        Cash flows from financing activities        $          --               --             --
                                                     --------------   --------------   ------------
                          Net change in cash                   --               --             --
                                                     ==============   ==============   ============







































See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                     Notes to Condensed Financial Statements

Description of ACG Holdings, Inc.

Our company was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP
Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective
July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. ("Holdings") and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. ("Graphics").

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2000, Graphics' ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings' obligations pursuant to a tax sharing agreement (see note 4).

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.



                                                 Balance at        Additions                                            Balance
                                                 Beginning         Charged to                           Other          at End of
                                                 of Period           Expense         Write-offs      Adjustments         Period
                                              -------------     ---------------    --------------   -------------    --------------
                                                                                   (in thousands)
Fiscal Year ended March 31, 2000

   Allowance for doubtful accounts            $    2,860              783                (698)               --        $    2,945

   Reserve for inventory obsolescence         $      588              (99)                 --                --        $      489

   Income tax valuation allowance             $   41,460               --                  --   (a)      (5,379)       $   36,081



Fiscal Year ended March 31, 1999

   Allowance for doubtful accounts            $    2,112            2,510              (1,762)               --        $    2,860

   Reserve for inventory obsolescence         $      265              374                 (51)               --        $      588

   Income tax valuation allowance             $   37,222               --                  --   (b)       4,238        $   41,460



Fiscal Year ended March 31, 1998

   Allowance for doubtful accounts            $    5,879              908              (4,675)               --        $    2,112

   Reserve for inventory obsolescence         $      169              184                 (47)              (41)       $      265

   Income tax valuation allowance             $   30,138               --                  --   (b)       7,084        $   37,222




(a)   The decrease in the valuation allowance primarily relates to current year income for which no tax expense has been recorded.

(b)   The increase in the valuation allowance primarily relates to current year losses for which no tax benefit has been recorded.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                               ACG Holdings, Inc.

                          American Color Graphics, Inc.


                                                                       Date
                                                                       ----


                            /s/ Stephen M. Dyott                   June 13, 2000
                      -------------------------------------       --------------
                                Stephen M. Dyott
                 Chairman, President and Chief Executive Officer
                               ACG Holdings, Inc.
                      Chairman and Chief Executive Officer
                          American Color Graphics, Inc.
        Director of ACG Holdings, Inc. and American Color Graphics, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


             Signature                               Title                           Date
           ------------                          ------------                      --------

 /s/  Joseph M. Milano                       Executive Vice President            June  13, 2000
-----------------------------------                                              --------------
     (Joseph M. Milano)                      Chief Financial Officer



 /s/  Patrick W. Kellick                      Senior Vice President              June  13, 2000
------------------------------------                                             --------------
     (Patrick W. Kellick)                     Corporate Controller
                                               Assistant Secretary
                                          (Principal Accounting Officer)



 /s/  Michael M. Janson                            Director                      June  13, 2000
-----------------------------------                                              --------------
     (Michael M. Janson)



 /s/  Eric T. Fry                                  Director                      June  13, 2000
------------------------------------                                             --------------
     (Eric T. Fry)


                               ACG HOLDINGS, INC.
                           Annual Report on Form 10-K
                        Fiscal Year Ended March 31, 2000

                                Index to Exhibits


     Exhibit No.  Description
     ----------   -----------

         3.1      Certificate of Incorporation of Graphics, as amended to date*
         3.2      By-laws of Graphics, as amended to date*
         3.3 Restated Certificate of Incorporation of Holdings, as amended to date
         3.4      By-laws of Holdings, as amended to date*
         4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**
         10.1 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
         10.1(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
         10.1(b) February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto****
         10.1(c) November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto+++
         10.2 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan***
         10.3 Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott+
         10.4 Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve
         10.5 Severance Letter, dated July 15, 1998, between Graphics and Joseph M. Milano+
         10.6 Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis+
         10.7 Employment Agreement, dated as of August 1, 1999, between Graphics and M. J. Anderson*****
         10.8 Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**
         10.8(a) Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein++++
         10.9     Stock Option Plan of Holdings++
         10.10 Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto++++
         10.11    Holdings Common Stock Option Plan++++
         10.12    Holdings Preferred Stock Option Plan++++
         12.1     Statement Re: Computation of Ratio of Earnings to Fixed
                  Charges
         21.1     List of Subsidiaries
         27.0     Financial Data Schedule

-----------

* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.
+ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 - Commission file number 33-97090.
** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.
++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.
*** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 - Commission file number 33-97090.
+++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 - Commission file number 33-97090.
**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 - Commission file number 33-97090.
++++ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 - Commission file number 33-97090.
***** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 - Commission file number 33-97090.