Form 10-Q
period 2000-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2000-08-14
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________________ to _________________

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

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2000 (all of which are privately owned and not traded on a public market.)

                                      INDEX


Part I.         Financial Information                                   Page No.


   Item 1.      Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 2000 and March 31, 2000                            3

                Condensed Consolidated Statements of Operations for
                the Three Months Ended June 30, 2000 and 1999               5

                Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended June 30, 2000 and 1999                   6

                Notes to Condensed Consolidated Financial Statements        7

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              12

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                          18

Part II.        Other Information

     Item 1.    Legal Proceedings                                          19

     Item 2.    Changes in Securities and Use of Proceeds                  19

     Item 6.    Exhibits and Reports on Form 8-K                           19


                Signatures                                                 20

                Exhibit Index                                              21

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                  June 30, 2000   March 31, 2000
                                                  -------------   --------------
                                                   (Unaudited)

Assets

Current assets:
   Cash                                              $       0              0
   Receivables:
     Trade accounts, less allowance
       for doubtful accounts of $3,022
       and $2,945 at June 30, 2000 and March
       31, 2000, respectively                           56,044         65,432
   Other                                                 2,320          2,447
                                                     ---------      ---------
               Total receivables                        58,364         67,879

   Inventories                                          11,799         11,062
   Prepaid expenses and other current assets             3,632          3,329
                                                     ---------      ---------
               Total current assets                     73,795         82,270

Property, plant and equipment                          288,593        282,485
Less accumulated depreciation                         (153,470)      (145,993)
                                                     ---------      ---------
               Net property, plant and equipment       135,123        136,492

Excess of cost over net assets acquired, less
   accumulated amortization of $47,979 and
   $47,206 at June 30, 2000 and March 31, 2000,
   respectively                                         72,008         72,781

Other assets                                            11,960         12,269
                                                     ---------      ---------

               Total assets                          $ 292,886        303,812
                                                     =========      =========




See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                June 30, 2000     March 31, 2000
                                                --------------    --------------
                                                 (Unaudited)

Liabilities and Stockholders' Deficit

Current liabilities:
  Current installments of long-term debt
    and capitalized leases                        $   7,474            7,727
  Trade accounts payable                             40,500           45,802
  Accrued expenses                                   28,950           31,658
  Income taxes                                          410               56
                                                  ---------        ---------
        Total current liabilities                    77,334           85,243

Long-term debt and capitalized leases,
  excluding current installments                    261,456          269,617
Deferred income taxes                                 8,057            8,031
Other liabilities                                    48,657           50,310
                                                  ---------        ---------
        Total liabilities                           395,504          413,201

Stockholders' deficit:

Common stock, voting, $.01 par value,
   5,852,223 shares authorized, 143,399
   shares issued and outstanding                          1                1

Preferred stock, $.01 par value, 15,823
   shares authorized, 3,617 shares Series
   AA convertible preferred stock issued
   and outstanding, $39,425,000 liquidation
   preference, and 1,606 shares Series BB
   convertible preferred stock issued and
   outstanding, $17,500,000 liquidation
   preference                                          --               --

Additional paid-in capital                           58,320           58,303
Accumulated deficit                                (158,549)        (165,485)
Other accumulated comprehensive loss                 (2,390)          (2,208)
                                                  ---------        ---------
        Total stockholders' deficit                (102,618)        (109,389)
                                                  ---------        ---------

Commitments and contingencies

        Total liabilities and stockholders'
          deficit                                 $ 292,886          303,812
                                                  =========        =========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        2000             1999
                                                      ---------       ---------

Sales                                                 $ 141,527         123,608
Cost of sales                                           116,612         102,345
                                                      ---------       ---------
      Gross profit                                       24,915          21,263
Selling, general and administrative expenses              7,882           7,525
Amortization of goodwill                                    773             626
                                                      ---------       ---------
      Operating income                                   16,260          13,112
Other expense (income):
  Interest expense                                        8,439           8,493
  Interest income                                           (23)            (32)
  Other, net                                                 76            (178)
                                                      ---------       ---------
  Total other expense                                     8,492           8,283
                                                      ---------       ---------
       Income before income taxes                         7,768           4,829
Income tax expense                                         (832)           (563)
                                                      ---------       ---------

         Net income                                   $   6,936           4,266
                                                      =========       =========













See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                           --------------------
                                                              2000        1999
                                                           --------    --------
Cash flows provided (used) by operating activities:

  Net income                                               $  6,936       4,266

  Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation                                                7,753       7,357

  Amortization of goodwill and other assets                   1,026       1,043

  Amortization of deferred financing costs                      337         326

  Increase in working capital and other                        (991)     (6,473)
                                                           --------    --------

       Net cash provided by operating activities             15,061       6,519

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                 (5,791)     (4,782)

  Proceeds from sales of property, plant and equipment           95           1

  Other                                                         (18)         14
                                                           --------    --------

       Net cash used by investing activities                 (5,714)     (4,767)

Cash flows provided (used) by financing activities:

  (Repayment) proceeds of long-term debt, net,
     including current maturities                              (235)        218

  Net decrease in revolver borrowings                        (7,088)       --

  Repayment of capital lease obligations                     (1,865)     (1,797)

  Payment of deferred financing costs                          (171)       (131)

  Other, net                                                    (11)         (6)
                                                           --------    --------

         Net cash used by financing activities               (9,370)     (1,716)

  Effect of exchange rates on cash and cash equivalents          23         (36)
                                                           --------    --------

Net change in cash                                             --          --

Cash:

  Beginning of period                                          --          --
                                                           --------    --------

  End of period                                            $   --          --
                                                           ========    ========

Non-cash investing activity:

   Equipment purchases under capital leases                $    779        --
                                                           ========    ========


  See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at June 30, 2000, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations have been fully and unconditionally guaranteed by Holdings.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2000 and the Company's Post-Effective Amendment No. 6 to Registration Statement No. 33-97090 on Form S-1.

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

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


2.   Inventories

The components of inventories are as follows (in thousands):


                                              June 30, 2000   March 31, 2000
                                              -------------   --------------

        Paper                                    $ 9,678          9,025

        Ink                                          204            275

        Supplies and other                         1,917          1,762
                                                 -------        -------
              Total Inventories                  $11,799         11,062
                                                 =======        =======


3.   Comprehensive Income (Loss)

Effective April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in new disclosures related to comprehensive income. Prior to adoption of SFAS 130, the Company disclosed such items when applicable separately in Stockholders' deficit. The adoption of SFAS 130 had no impact on the Company's Net income (loss) or Stockholders' deficit. Total comprehensive income for the three months ended June 30, 2000 and 1999 are as follows (in thousands):


                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2000            1999
                                                -------         -------
       Net income                               $ 6,936           4,266

         Foreign currency translation
         adjustment                                (182)            158
                                                -------         -------

       Total comprehensive income               $ 6,754           4,424
                                                =======         =======

4.  Commitments and Contingencies

The Company has employment agreements with three of its principal officers and ten other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at June 30, 2000, excluding bonuses, was approximately $4.2 million.

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

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at June 30, 2000 is $26.2 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at June 30, 2000. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

5.   Restructuring Costs

In March 1999, the Company approved a plan for its American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs) included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. The $0.9 million balance in the related restructuring reserve at June 30, 2000 primarily includes remaining payouts of involuntary employee termination costs and remaining payouts under lease commitments.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.    Industry Segment Information

Effective March 31, 1999, the Company adopted the provisions of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has significant operations principally in two industry segments: (1) print and (2) digital imaging and prepress services. All of the Company's print business and assets are attributed to the print division and all of the Company's digital imaging and prepress services business and assets are attributed to the American Color division (American Color). The Company's digital visual effects operations ("Digiscope") and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by SFAS 131.

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

The accounting policies of the segments are the same as those described in note
1. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization and other income (expense). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                           Digital
                                                          Imaging &     Corporate
 (In Thousands of Dollars)                   Print         Prepress     and Other       Total
-------------------------------------    -----------     -----------   -----------   -----------
Three Months Ended June 30, 2000

Segment revenues                          $ 120,561         19,231         1,735        141,527

EBITDA                                    $  21,111          3,955           (27)        25,039
  Depreciation and amortization               5,923          1,548         1,308          8,779
  Interest expense                             --             --           8,439          8,439
  Interest income                              --             --             (23)           (23)
  Other, net                                    (11)            50            37             76
                                          ---------      ---------     ---------      ---------
    Income (loss) before income taxes     $  15,199          2,357        (9,788)         7,768

Total assets                              $ 254,400         29,486         9,000        292,886

Total capital expenditures                $   5,633            866            71          6,570

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                           Digital
                                                          Imaging &     Corporate
 (In Thousands of Dollars)                     Print       Prepress     and Other       Total
-------------------------------------      -----------   -----------   -----------   -----------

Three Months Ended June 30, 1999

Segment revenues                             $103,111       19,764          733       123,608

EBITDA                                       $ 19,316        2,897         (701)       21,512
   Depreciation and amortization                5,705        1,550        1,145         8,400
   Interest expense                              --           --          8,493         8,493
   Interest income                               --           --            (32)          (32)
   Other, net                                      17         --           (195)         (178)
                                             --------     --------     --------      --------
       Income (loss) before income taxes     $ 13,594        1,347      (10,112)        4,829

Total assets                                 $247,200       29,902       11,010       288,112

Total capital expenditures                   $  4,219          555            8         4,782

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2000 (the "2000 Three-Month Period"), and the three months ended June 30, 1999 (the "1999 Three-Month Period"):

                                                      Three Months Ended
                                                           June 30,
                                                ------------------------------
                                                  2000                  1999
                                                ---------            ---------
                                                     (dollars in thousands)
Sales:
  Print                                         $ 120,561              103,111
  American Color                                   19,231               19,764
  Other (a)                                         1,735                  733
                                                ---------            ---------
     Total                                      $ 141,527              123,608

Gross Profit:
  Print                                         $  19,575               17,085
  American Color                                    5,207                4,610
  Other (a)                                           133                 (432)
                                                ---------            ---------
     Total                                      $  24,915               21,263

Gross Margin:
  Print                                              16.2%                16.6%
  American Color                                     27.1%                23.3%
     Total                                           17.6%                17.2%

Operating Income (Loss):
  Print                                         $  15,188               13,611
  American Color                                    2,407                1,347
  Other (a) (b)                                    (1,335)              (1,846)
                                                ---------            ---------
     Total                                      $  16,260               13,112


(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operations.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print

Sales. In the 2000 Three-Month Period, Print sales increased $17.5 million to $120.6 million from $103.1 million in the 1999 Three-Month Period. The increase in the 2000 Three-Month Period includes the impact of an approximate 12% increase in Print production volume and the impact of increased paper prices.

Gross Profit. In the 2000 Three-Month Period, Print gross profit increased $2.5 million to $19.6 million from $17.1 million in the 1999 Three-Month Period. In the 2000 Three-Month Period, Print gross margin decreased to 16.2% from 16.6% in the 1999 Three-Month Period. The increase in gross profit was largely attributable to the increased production volume. The decrease in gross margin includes the impact of increased paper prices reflected in sales.

Selling, General and Administrative Expenses. In the 2000 Three-Month Period, Print, selling, general and administrative expenses increased $0.9 million to $4.4 million, or 3.6% of Print sales, from $3.5 million, or 3.4% of Print sales in the 1999 Three-Month Period. The increase in the 2000 Three-Month Period includes increases in certain employee related expenses and selling expenses.

Operating Income. As a result of the factors discussed above, Print operating income increased by 11.6% to $15.2 million in the 2000 Three-Month Period from $13.6 million in the 1999 Three-Month Period.



American Color (Digital Imaging and Prepress Services)

Sales. In the 2000 Three-Month Period, American Color's sales decreased $0.6 million to $19.2 million from $19.8 million in the 1999 Three-Month Period. The decrease in the 2000 Three-Month Period was primarily the result of reduced prepress production volume.

Gross Profit. In the 2000 Three-Month Period, American Color's gross profit increased $0.6 million to $5.2 million from $4.6 million in the 1999 Three-Month Period. In the 2000 Three-Month Period, American Color's gross margin increased to 27.1% from 23.3% in the 1999 Three-Month Period. The increases in the 2000 Three-Month Period gross profit and gross margin are primarily the result of reduced manufacturing costs related to various cost containment programs at the plants and the consolidation of certain production facilities. These increases were offset in part by reduced prepress production volume.

Selling, General and Administrative Expenses. In the 2000 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.5 million to $2.8 million or 14.6% of American Color's sales from $3.3 million or 16.5% of American Color's sales in the 1999 Three-Month Period. These decreases include the impact of various cost containment measures implemented during Fiscal Year 2000.

Operating Income. As a result of the factors discussed above, operating income at American Color increased to $2.4 million in the 2000 Three-Month Period from $1.3 million in the 1999 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general and administrative expenses, other expenses and amortization expense. Amortization expense associated with other operations, which primarily includes goodwill amortization, was $0.8 million and $0.7 million in the 2000 Three-Month Period and the 1999 Three-Month Period, respectively.

In the 2000 Three-Month Period, operating losses from other operations improved to a loss of $1.3 million from a loss of $1.8 million in the 1999 Three-Month Period. This improvement includes $0.5 million of decreased operating losses at Digiscope due primarily to higher digital visual effects production volume during the 2000 Three-Month Period.

Restructuring Costs

In March 1999, we approved a plan for the American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million, which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs), included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. The $0.9 million balance in the related restructuring reserve at June 30, 2000 primarily includes remaining payouts of involuntary employee termination costs and remaining payouts under lease commitments.

Interest Expense

Interest expense decreased 0.6% to $8.4 million in the 2000 Three-Month Period from $8.5 million in the 1999 Three-Month Period. These decreases are primarily the result of lower levels of indebtedness.

Other, Net

In the 2000 Three-Month Period, other, net decreased to expense of $0.1 million from income of $0.2 million in the 1999 Three-Month Period.

Income Tax Expense

Income tax expense increased to $0.8 million in the 2000 Three-Month Period from $0.6 million in the 1999 Three-Month Period. The increase in the 2000 Three-Month Period is primarily due to greater amounts of U.S. and foreign taxable income, offset in part by a greater reduction in the valuation allowance.

Net Income

As a result of the factors discussed above, the 2000 Three-Month Period net income improved to $6.9 million from $4.3 million in the 1999 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

We have a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") that provides for:

(1) a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),
(2) a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and
(3) a revolving credit facility providing for a maximum of $70 million borrowing availability maturing on March 31, 2004 (the "Revolving Credit Facility").

The Revolving Credit Facility's availability includes a provision for up to $40 million of letters of credit. At June 30, 2000, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $26.3 million, and therefore, additional borrowing availability of approximately $43.7 million.

During the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), we voluntarily prepaid $15 million of our bank indebtedness, reducing the A Term Loan Facility by $10.9 million and the B Term Loan Facility by $4.1 million. At June 30, 2000, $9.6 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. As a result of the voluntary prepayments, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2001 ("Fiscal Year 2001") will approximate $4.9 million and $0.8 million, respectively.

During the 2000 Three-Month Period, net cash provided by operating activities of $15.1 million (see our condensed consolidated statements of cash flows appearing elsewhere in this report) and proceeds from the sale of fixed assets of $0.1 million were primarily used to fund the following expenditures:

(1)  $7.1 million in net revolver repayments,
(2)  $5.8 million in cash capital expenditures, and
(3) $2.3 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $1.9 million).

We plan to continue our program of upgrading our print and prepress equipment and currently anticipate that full year Fiscal Year 2001 cash capital expenditures will approximate $20.2 million, and equipment acquired under capital leases will approximate $8.5 million. Our cash-on-hand of approximately $2.7 million is presented net of outstanding checks within trade accounts payable at June 30, 2000. Accordingly, cash is presented at a balance of $0 in the June 30, 2000 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness, including repurchases of Notes in privately negotiated transactions, or in open market purchases to the extent permitted by our Bank Credit Agreement.

At June 30, 2000, we had total indebtedness outstanding of $268.9 million, including capital lease obligations, as compared to $288.0 million at June 30, 1999. Of the total indebtedness outstanding at June 30, 2000, $51.0 million was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 8.4%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At June 30, 2000, we had indebtedness other than obligations under the Bank Credit Agreement of $217.9 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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

EBITDA
                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                      2000            1999
                                                     ------          ------
                                                     (dollars in thousands)
      EBITDA:
        Print                                       $ 21,111          19,316
        American Color                                 3,955           2,897
        Other  (a)                                       (27)           (701)
                                                    --------        --------
           Total                                    $ 25,039          21,512

      EBITDA Margin:
        Print                                           17.5%           18.7%
        American Color                                  20.6%           14.7%
           Total                                        17.7%           17.4%

(a) Other operations primarily include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, and other income (expense). "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA increased to $21.1 million in the 2000 Three-Month Period from $19.3 million in the 1999 Three-Month Period, representing an increase of $1.8 million or 9.3%. The Print EBITDA Margin decreased to 17.5% in the 2000 Three-Month Period from 18.7% in the 1999 Three-Month Period. The decrease in EBITDA Margin includes the impact of increased paper prices reflected in sales.

American Color (Digital Imaging and Prepress Services). As a result of the reasons previously described under "--American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA increased to $4.0 million in the 2000 Three-Month Period from $2.9 million in the 1999 Three-Month Period, representing an increase of $1.1 million or 36.5%. The American Color EBITDA Margin increased to 20.6% in the 2000 Three-Month Period from 14.7% in the 1999 Three-Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA improved to less than $0.1 million in the 2000 Three-Month Period from negative EBITDA of $0.7 million in the 1999 Three-Month Period.

                               ACG HOLDINGS, INC.
                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no significant changes since March 31, 2000. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2000.

                               ACG HOLDINGS, INC.
                            Part II Other Information

Item 1.       (a)  Legal Proceedings

              Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2000.

Item 2.       Changes in Securities and Use of Proceeds

              Recent Sales of Unregistered Securities

              During the first and third quarters of Fiscal Year 2000 certain officers exercised options to purchase an aggregate of 8,143 and 1,106 shares of Holdings' common stock, respectively, for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

              During the fourth quarter of Fiscal Year 1998 certain officers exercised options to purchase an aggregate of 8,254 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    Exhibit No.                 Description
                    -----------                 -----------

                    12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges
                    27.0                Financial Data Schedule

              (b)   Reports on Form 8-K

                     None filed in the quarter ended June 30, 2000.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    ACG Holdings, Inc.
                                    American Color Graphics, Inc.



Date   August 14, 2000              By  /s/ Joseph M. Milano
       ---------------                 ---------------------
                                    Joseph M. Milano
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                    Principal Financial Officer)




Date   August 14, 2000              By  /s/ Patrick W. Kellick
       ---------------                 -----------------------
                                    Patrick W. Kellick
                                    Senior Vice President - Corporate Controller
                                    (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.            Description                                         Page
-----------            -----------                                         ----

12.1             Statement Re: Computation of Ratio of Earnings to
                 Fixed Charges                                              22

27.0             Financial Data Schedule                                    23