Form 10-Q
period 2000-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2000-11-13
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000
                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from                      to
                                    --------------------    --------------------

     Commission file number 33-97090




                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                              62-1395968
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
Yes    X     No
    ------      ------

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2000 (all of which are privately owned and not traded on a public market.)

                                      INDEX

Part I.           Financial Information                                 Page No.

     Item 1.      Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and March 31, 2000                       3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended September 30, 2000 and 1999              5

                  Condensed Consolidated Statements of Operations for the
                  Six Months Ended September 30, 2000 and 1999                6

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended September 30, 2000 and 1999                7

                  Notes to Condensed Consolidated Financial Statements        8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              13

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                          21

Part II.          Other Information

     Item 1.      Legal Proceedings                                          22

     Item 2.      Changes in Securities and Use of Proceeds                  22

     Item 6.      Exhibits and Reports on Form 8-K                           22


                  Signatures                                                 23

                  Exhibit Index                                              24

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                             September 30, 2000   March 31, 2000
                                             ------------------   --------------
                                                 (Unaudited)

Assets

Current assets:
   Cash                                           $         0                0
   Receivables:
     Trade accounts, less allowance
       for doubtful accounts of $3,149
       and $2,945 at September 30,
       2000 and March 31, 2000, respectively           64,075           65,432
     Other                                              2,350            2,447
                                                   ----------       ----------
          Total receivables                            66,425           67,879

   Inventories                                         13,698           11,062
   Prepaid expenses and other current assets            3,569            3,329
                                                   ----------       ----------
          Total current assets                         83,692           82,270

Property, plant and equipment                         290,750          282,485
Less accumulated depreciation                        (158,568)        (145,993)
                                                   ----------       ----------
          Net property, plant and equipment           132,182          136,492

Excess of cost over net assets acquired,
   less accumulated amortization of $48,753
   and $47,206 at September 30, 2000 and
   March 31, 2000, respectively                        71,234           72,781

Other assets                                           12,595           12,269
                                                   ----------       ----------

          Total assets                             $  299,703          303,812
                                                   ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                             September 30, 2000   March 31, 2000
                                             -------------------  --------------
                                                 (Unaudited)

Liabilities and Stockholders' Deficit

Current liabilities:
   Current installments of long-term debt
     and capitalized leases                        $    7,509            7,727
   Trade accounts payable                              45,454           45,802
   Accrued expenses                                    26,037           31,658
   Income taxes                                           198               56
                                                   ----------       ----------
          Total current liabilities                    79,198           85,243

Long-term debt and capitalized leases,
   excluding current installments                     262,166          269,617
Deferred income taxes                                   7,923            8,031
Other liabilities                                      48,664           50,310
                                                   ----------       ----------
          Total liabilities                           397,951          413,201

Stockholders' deficit:

Common stock, voting, $.01 par value,
   5,852,223 shares authorized, 143,399
   shares issued and outstanding                            1                1

Preferred stock, $.01 par value, 15,823
   shares authorized, 3,617 shares Series AA
   convertible preferred stock issued and
   outstanding, $39,425,000 liquidation
   preference, and 1,606 shares Series BB
   convertible preferred stock issued and
   outstanding, $17,500,000 liquidation
   preference                                              --               --

Additional paid-in capital                             58,337           58,303
Accumulated deficit                                  (154,002)        (165,485)
Other accumulated comprehensive loss                   (2,584)          (2,208)
                                                   ----------       ----------
          Total stockholders' deficit                 (98,248)        (109,389)
                                                   ----------       ----------

Commitments and contingencies

          Total liabilities and stockholders'
          deficit                                  $  299,703          303,812
                                                   ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                             Three Months Ended September 30,
                                             -----------------------------------
                                                      2000             1999
                                                   ----------       ----------

Sales                                              $  138,844          134,211
Cost of sales                                         114,564          111,914
                                                   ----------       ----------
   Gross profit                                        24,280           22,297
Selling, general and administrative expenses            9,791           10,616
Amortization of goodwill                                  774              639
                                                   ----------       ----------
     Operating income                                  13,715           11,042
Other expense (income):
   Interest expense                                     8,414            8,626
   Interest income                                        (12)             (43)
   Other, net                                             401               91
                                                   ----------       ----------
   Total other expense                                  8,803            8,674
                                                   ----------       ----------
     Income before income taxes                         4,912            2,368
Income tax expense                                       (365)            (404)
                                                   ----------       ----------
          Net income                               $    4,547            1,964
                                                   ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                               Six Months Ended September 30,
                                             -----------------------------------
                                                      2000             1999
                                                   ----------       ----------
Sales                                              $  280,371          257,819
Cost of sales                                         231,176          214,259
                                                     --------       ----------
   Gross profit                                        49,195           43,560
Selling, general and administrative expenses           17,673           18,141
Amortization of goodwill                                1,547            1,265
                                                   ----------       ----------
   Operating income                                    29,975           24,154
Other expense (income):
   Interest expense                                    16,853           17,119
   Interest income                                        (35)             (75)
   Other, net                                             477              (87)
                                                   ----------       ----------
   Total other expense                                 17,295           16,957
                                                   ----------       ----------
     Income before income taxes                        12,680            7,197
 Income tax expense                                    (1,197)           (967)
                                                   ----------       ----------

          Net income                               $   11,483            6,230
                                                   ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                        September 30,
                                                   -----------------------------
                                                      2000             1999
                                                   ----------       ----------

Cash flows provided (used) by operating
activities:

   Net income                                      $   11,483            6,230

   Adjustments to reconcile net income to
     cash provided by operating activities:

   Depreciation                                        15,385           14,790

   Amortization of goodwill and other assets            2,077            2,048

   Amortization of deferred financing costs               693              655

   Increase in working capital and other              (10,030)          (8,517)
                                                   ----------       ----------

       Net cash provided by operating
       activities                                      19,608           15,206

Cash flows provided (used) by investing
activities:

   Purchases of property, plant and equipment          (9,315)         (11,946)

   Proceeds from sales of property, plant
   and equipment                                          170                2

   Other                                                  (47)             (37)
                                                   ----------       ----------

       Net cash used by investing activities           (9,192)         (11,981)

Cash flows provided (used) by financing
activities:

   Repayment of long-term debt, net,
   including current maturities                          (486)         (10,063)

   Net (decrease) increase  in revolver
   borrowings                                          (6,107)          11,020

   Repayment of capital lease obligations              (3,595)          (3,893)

   Payment of deferred financing costs                   (246)            (235)

   Other, net                                             (22)             (15)
                                                   ----------       ----------

       Net cash used by financing activities          (10,456)          (3,186)

   Effect of exchange rates on cash and cash
   equivalents                                             40              (39)
                                                   ----------       ----------

Net change in cash                                         --               --

Cash:

   Beginning of period                                     --               --
                                                   ----------       ----------

   End of period                                   $       --               --
                                                   ==========       ==========

Non-cash investing activity:

   Equipment purchases under capital leases        $    2,529               --
                                                   ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings owns 100% of the outstanding voting shares of Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at September 30, 2000, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no Default, or Event of Default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business and other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations, including Graphics' 12 3/4% Senior Subordinated Notes due 2005, have been fully and unconditionally guaranteed by Holdings.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2000 and the Company's Post-Effective Amendment No. 6 to Registration Statement No. 33-97090 on Form S-1.

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

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


2.   Inventories

The components of inventories are as follows (in thousands):


                                     September 30, 2000         March 31, 2000
                                     ------------------         --------------
     Paper                                 $11,673                  $ 9,025

     Ink                                       221                      275

     Supplies and other                      1,804                    1,762
                                           -------                  -------
                                           $13,698                  $11,062
                                           =======                  =======
           Total Inventories

3.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three and six months ended September 30, 2000 and 1999 are as follows (in thousands):

                                         Three Months Ended September 30,             Six Months Ended September 30,
                                         --------------------------------             ------------------------------
                                               2000              1999                       2000              1999
                                             --------          --------                   --------          --------

Net income                                   $  4,547             1,964                   $ 11,483             6,230

     Foreign currency translation
     adjustment                                  (194)              (30)                      (376)              128
                                             --------          --------                   --------          --------

Total comprehensive income                   $  4,353             1,934                   $ 11,107             6,358
                                             ========          ========                   ========          ========

4.   Commitments and Contingencies

The Company has employment agreements with three of its principal officers and ten other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at September 30, 2000, excluding bonuses, was approximately $3.6 million.


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

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at September 30, 2000 is $27.2 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at September 30, 2000. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

5.   Restructuring Costs

In March 1999, the Company approved a plan for its American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs) included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. Another $0.8 million related to these costs was paid in the six months ended September 30, 2000. The $0.7 million balance in the related restructuring reserve at September 30, 2000 primarily includes remaining payouts of involuntary employee termination costs and remaining payouts under lease commitments.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.   Industry Segment Information

The Company has significant operations principally in two industry segments: (1) print and (2) digital imaging and prepress services. All of the Company's print business and assets are attributed to the print division and all of the Company's digital imaging and prepress services business and assets are attributed to the American Color division (American Color). The Company's digital visual effects operations ("Digiscope") and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

The accounting policies of the segments are the same as those used by the Company in its consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization and other income (expense). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                                                  Digital
                                                                                 Imaging &
                                                                                 Prepress          Corporate
 (In Thousands of Dollars)                                       Print                             and Other            Total
---------------------------------------------------------     -------------    --------------    --------------     --------------
 Six Months Ended September 30, 2000

 Segment revenues                                             $   237,174           39,786             3,411            280,371

 EBITDA                                                       $    39,310            8,669              (542)            47,437
   Depreciation and amortization                                   11,952            3,011             2,499             17,462
   Interest expense                                                    --               --            16,853             16,853
   Interest income                                                     --               --               (35)               (35)

   Other, net                                                         (86)             515                48                477

                                                              -----------      --------------    --------------     --------------
     Income (loss) before income taxes                        $    27,444            5,143           (19,907)            12,680

 Total assets                                                 $   260,201           30,391             9,111            299,703

 Total capital expenditures                                   $     9,426            2,330                88             11,844


                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                                  Digital
                                                                                 Imaging &
                                                                                 Prepress          Corporate
 (In Thousands of Dollars)                                       Print                             and Other            Total
--------------------------------------------------------     --------------    --------------    --------------     --------------
 Six Months Ended September 30, 1999

 Segment revenues                                             $   215,753           40,592             1,474            257,819

  EBITDA                                                      $    37,277            5,403            (1,688)            40,992
   Depreciation and amortization                                   11,478            3,065             2,295             16,838
   Interest expense                                                    --               --             17,119            17,119
   Interest income                                                     --               --               (75)               (75)
   Other, net                                                          16                5              (108)               (87)
                                                             --------------    --------------    --------------     --------------
       Income (loss) before income taxes                      $    25,783            2,333           (20,919)             7,197

Total assets                                                  $   261,279           29,047            10,701            301,027

Total capital expenditures                                    $    9,938             1,780               228             11,946

 Three Months Ended September 30, 2000

 Segment revenues                                             $   116,613           20,555             1,676            138,844

 EBITDA                                                       $    18,199            4,714              (515)            22,398
   Depreciation and amortization                                    6,029            1,463             1,191              8,683
   Interest expense                                                    --               --             8,414              8,414
   Interest income                                                     --               --               (12)               (12)

   Other, net                                                         (75)             465                11                401
                                                             --------------    --------------    --------------     --------------
     Income (loss) before income taxes                        $    12,245            2,786           (10,119)             4,912

 Total assets                                                 $   260,201           30,391             9,111            299,703

 Total capital expenditures                                   $     3,793            1,464                17              5,27

 Three Months Ended September 30, 1999

 Segment revenues                                             $   112,642           20,828               741            134,211

  EBITDA                                                      $    17,961            2,506              (987)            19,480
   Depreciation and amortization                                    5,773            1,515             1,150              8,438
   Interest expense                                                    --               --             8,626              8,626
   Interest income                                                     --               --               (43)               (43)
   Other, net                                                          (1)               5                87                 91
                                                             --------------    --------------    --------------     --------------
       Income (loss) before income taxes                      $    12,189              986           (10,807)             2,368

Total assets                                                  $   261,279           29,047            10,701            301,027

Total capital expenditures                                    $     5,719            1,225               220              7,164


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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended September 30, 2000 (the "2000 Three-Month Period"), the three months ended September 30, 1999 (the "1999 Three-Month Period"), the six months ended September 30, 2000 (the "2000 Six-Month Period") and the six months ended September 30, 1999 (the "1999 Six-Month Period"):


                                                Three Months Ended                           Six Months Ended
                                                  September 30,                               September 30,
                                      --------------------------------------    -------------------------------------------
                                           2000                1999                    2000                   1999
                                           ----                ----                   -----                   ----
                                                                  (dollars in thousands)


       Sales:
         Print                    $      116,613             112,642                 237,174                215,753
         American Color                   20,555              20,828                  39,786                 40,592
         Other (a)                         1,676                 741                   3,411                  1,474
                                  --------------         -----------            ------------           ------------
            Total                 $      138,844             134,211                 280,371                257,819

       Gross Profit:
         Print                    $       17,941              18,193                  37,516                 35,278
         American Color                    6,257               4,501                  11,464                  9,111
         Other (a)                            82                (397)                    215                   (829)
                                  --------------         -----------            ------------           ------------
            Total                 $       24,280              22,297                  49,195                 43,560

       Gross Margin:
         Print                             15.4%               16.2%                   15.8%                  16.4%
         American Color                    30.4%               21.6%                   28.8%                  22.4%
            Total                          17.5%               16.6%                   17.5%                  16.9%

       Operating Income (Loss):
         Print                    $       12,170              12,188                  27,358                 25,799
         American Color                    3,251                 991                   5,658                  2,338
         Other (a) (b)                    (1,706)             (2,137)                 (3,041)                (3,983)
                                  --------------         -----------            ------------           ------------

            Total                 $       13,715              11,042                  29,975                 24,154


(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Print

Sales. In the 2000 Six-Month Period, Print sales increased $21.4 million to $237.2 million from $215.8 million in the 1999 Six-Month Period. The increase in the 2000 Six-Month Period includes the impact of increased paper prices and the impact of an approximate 5% increase in Print production volume, offset in part by certain changes in customer and product mix.

In the 2000 Three-Month Period, Print sales increased $4.0 million to $116.6 million from $112.6 million in the 1999 Three-Month Period. The increase in the 2000 Three-Month Period was primarily attributable to increased paper prices which were offset in part by certain changes in customer and product mix.

Gross Profit. In the 2000 Six-Month Period, Print gross profit increased $2.2 million to $37.5 million from $35.3 million in the 1999 Six-Month Period. In the 2000 Six-Month Period, Print gross margin decreased to 15.8% from 16.4% in the 1999 Six-Month Period. The increase in gross profit is largely attributable to the increased production volume. The decrease in gross margin is attributable to the impact of increased paper prices reflected in sales.

In the 2000 Three-Month Period, Print gross profit decreased $0.3 million to $17.9 million from $18.2 million in the 1999 Three-Month Period. In the 2000 Three-Month Period, Print gross margin decreased to 15.4% from 16.2% in the 1999 Three-Month Period. The decrease in gross margin is attributable to the impact of increased paper prices reflected in sales.

Selling, General and Administrative Expenses. In the 2000 Six-Month Period, Print selling, general and administrative expenses increased $0.7 million to $10.2 million, or 4.3% of Print sales, from $9.5 million, or 4.4% of Print sales in the 1999 Six-Month Period. The increase in the 2000 Six-Month Period includes increases in certain selling expenses and employee related expenses.

In the 2000 Three-Month Period, Print selling, general and administrative expenses decreased $0.2 million to $5.8 million, or 5.0% of Print sales, from $6.0 million, or 5.3% of Print sales in the 1999 Three-Month Period.

Operating Income. As a result of the factors discussed above, Print operating income increased by 6.0% to $27.4 million in the 2000 Six-Month Period from $25.8 million in the 1999 Six-Month Period; and was $12.2 million in both the 2000 Three-Month Period and the 1999 Three-Month Period.



American Color (Digital Imaging and Prepress Services)

Sales. In the 2000 Six-Month Period, American Color's sales decreased $0.8 million to $39.8 million from $40.6 million in the 1999 Six-Month Period. The decrease in the 2000 Six-Month Period was primarily the result of reduced prepress production volume.

In the 2000 Three-Month Period, American Color's sales decreased $0.2 million to $20.6 million from $20.8 million in the 1999 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Gross Profit. In the 2000 Six-Month Period, American Color's gross profit increased $2.4 million to $11.5 million from $9.1 million in the 1999 Six-Month Period. In the 2000 Six-Month Period, American Color's gross margin increased to 28.8% from 22.4% in the 1999 Six-Month Period. The increases in the 2000 Six-Month Period gross profit and gross margin are primarily the result of reduced manufacturing costs related to various cost containment programs at the facilities and the consolidation of certain production sites. These increases were offset in part by reduced prepress production volume.

In the 2000 Three-Month Period, American Color's gross profit increased $1.8 million to $6.3 million from $4.5 million in the 1999 Three-Month Period. In the 2000 Three-Month Period, American Color's gross margin increased to 30.4% from 21.6% in the 1999 Three-Month Period. The increases in the 2000 Three-Month Period gross profit and gross margin are primarily the result of reduced manufacturing costs related to various cost containment programs at the facilities and the consolidation of certain production sites.

Selling, General and Administrative Expenses. In the 2000 Six-Month Period, American Color's selling, general and administrative expenses decreased $1.0 million to $5.8 million, or 14.6% of American Color's sales, from $6.8 million, or 16.7% of American Color's sales in the 1999 Six-Month Period. These decreases include the impact of various cost containment measures implemented during Fiscal Year 2000.

In the 2000 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.5 million to $3.0 million, or 14.6% of American Color's sales, from $3.5 million, or 16.9% of American Color's sales in the 1999 Three-Month Period. These decreases include the impact of various cost containment measures implemented during Fiscal Year 2000.

Operating Income. As a result of the factors discussed above, American Color's operating income increased to $5.7 million in the 2000 Six-Month Period from $2.3 million in the 1999 Six-Month Period; and increased to $3.3 million in the 2000 Three-Month Period from $1.0 million in the 1999 Three-Month Period.

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general, administrative and other expenses including amortization expense. Amortization expense associated with other operations, which primarily includes goodwill amortization, was $1.6 million, $1.4 million, $0.8 million and $0.7 million in the 2000 Six-Month Period, the 1999 Six-Month Period, the 2000 Three-Month Period and the 1999 Three-Month Period, respectively.

In the 2000 Six-Month Period, operating losses from other operations improved to a loss of $3.0 million from a loss of $4.0 million in the 1999 Six-Month Period. In the 2000 Three-Month Period, operating losses from other operations improved to a loss of $1.7 million from a loss of $2.1 million in the 1999 Three-Month Period. This improvement includes $1.0 million and $0.5 million of decreased operating losses at Digiscope due primarily to higher digital visual effects production volume during the 2000 Six-Month Period and the 2000 Three-Month Period, respectively.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Restructuring Costs

In March 1999, we approved a plan for the American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan is being accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million, which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs), included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. Another $0.8 million related to these costs was paid in the 2000 Six-Month Period. The $0.7 million balance in the related restructuring reserve at September 30, 2000 primarily includes remaining payouts of involuntary employee termination costs and remaining payouts under lease commitments.

Interest Expense

In the 2000 Six-Month Period, interest expense decreased to $16.9 million from $17.1 million in the 1999 Six-Month Period; and, in the 2000 Three-Month Period, interest expense decreased to $8.4 million from $8.6 million in the 1999 Three-Month Period. These decreases reflect lower levels of indebtedness, offset in part by increased borrowing costs.

Other, Net

In the 2000 Six-Month Period, other, net decreased to expense of $0.5 million from income of $0.1 million in the 1999 Six-Month Period; and, in the 2000 Three-Month Period, increased to expense of $0.4 million from expense of $0.1 million in the 1999 Three-Month Period. Included in both the 2000 Six-Month Period and the 2000 Three-Month Period is a $0.4 million non-cash write-off of certain fixed assets.

Income Tax Expense

In the 2000 Six-Month Period, income tax expense increased to $1.2 million from $1.0 million in the 1999 Six-Month Period; and was $0.4 million in both the 2000 Three-Month Period and the 1999 Three-Month Period. The increase in the 2000 Six-Month Period is primarily due to greater amounts of U.S. and foreign taxable income, offset in part by an increased reduction in the valuation allowance.

Net Income

As a result of the factors discussed above, the 2000 Six-Month Period net income improved to $11.5 million from $6.2 million in the 1999 Six-Month Period; and, in the 2000 Three-Month Period, net income improved to $4.5 million from $2.0 million in the 1999 Three-Month Period.

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

The Revolving Credit Facility's availability includes a provision for up to $40 million of letters of credit. At September 30, 2000, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $29.1 million, and therefore, additional borrowing availability of approximately $40.9 million.

During the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), we voluntarily prepaid $15 million of our bank indebtedness, reducing the A Term Loan Facility by $10.9 million and the B Term Loan Facility by $4.1 million. At September 30, 2000, $9.6 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. As a result of the voluntary prepayments, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2001 ("Fiscal Year 2001") are approximately $3.3 million and $0.5 million, respectively.

During the 2000 Six-Month Period, net cash provided by operating activities of $19.6 million (see our condensed consolidated statements of cash flows appearing elsewhere in this report) and proceeds from the sale of fixed assets of $0.2 million were primarily used to fund the following expenditures:

(1)      $6.1 million in net revolver repayments,
(2)      $9.3 million in cash capital expenditures, and
(3) $4.4 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $3.6 million).

We plan to continue our program of upgrading our print and prepress equipment and currently anticipate that full year Fiscal Year 2001 cash capital expenditures will approximate [$20.0] million, and equipment acquired under capital leases will approximate [$7.7] million. Our cash-on-hand of approximately $2.5 million is presented net of outstanding checks within trade accounts payable at September 30, 2000. Accordingly, cash is presented at a balance of $0 in the September 30, 2000 balance sheet.

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

At September 30, 2000, we had total indebtedness outstanding of $269.7 million, including capital lease obligations, as compared to $286.7 million at September 30, 1999. Of the total indebtedness outstanding at September 30, 2000, $51.9 million (excluding letters of credit) was outstanding under the Bank Credit

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Agreement at a weighted-average interest rate of 8.4%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At September 30, 2000, we had indebtedness other than obligations under the Bank Credit Agreement of $217.8 million (including $185 million of the 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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

EBITDA
                                                    Three Months Ended                              Six Months Ended
                                                       September 30,                                 September 30,
                                        --------------------------------------------    -----------------------------------------
                                                2000                   1999                    2000                 1999
                                                ----                   ----                    ----                 ----
                                                                          (dollars in thousands)
          EBITDA:
            Print                                 18,199                17,961                    39,310              37,277
            American Color                         4,714                 2,506                     8,669               5,403
            Other  (a)                              (515)                 (987)                     (542)             (1,688)
                                            ------------             ---------              ------------         -----------
               Total                              22,398                19,480                    47,437              40,992

          EBITDA Margin:
            Print                                   15.6%                 15.9%                     16.6%              17.3%
            American Color                          22.9%                 12.0%                     21.8%              13.3%
               Total                                16.1%                 14.5%                     16.9%              15.9%


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

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA increased to $39.3 million in the 2000 Six-Month Period from $37.3 million in the 1999 Six-Month Period, representing an increase of $2.0 million, or 5.5%. The Print EBITDA Margin decreased to 16.6% in the 2000 Six-Month Period from 17.3% in the 1999 Six-Month Period. Print EBITDA increased to $18.2 million in the 2000 Three-Month Period from $18.0 million in the 1999 Three-Month Period, representing an increase of $0.2 million, or 1.3%. The Print EBITDA Margin decreased to 15.6% in the 2000 Three-Month Period from 15.9% in the 1999 Three-Month Period. The decreases in EBITDA Margin in both the 2000 Six-Month Period and the 2000 Three-Month Period are attributable to the impact of increased paper prices reflected in sales.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color (Digital Imaging and Prepress Services). As a result of the reasons previously described under "--American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA increased to $8.7 million in the 2000 Six-Month Period from $5.4 million in the 1999 Six-Month Period, representing an increase of $3.3 million, or 60.5%. The American Color EBITDA Margin increased to 21.8% in the 2000 Six-Month Period from 13.3% in the 1999 Six-Month Period. American Color EBITDA increased to $4.7 million in the 2000 Three-Month Period from $2.5 million in the 1999 Three-Month Period, representing an increase of $2.2 million, or 88.1%. American Color EBITDA Margin increased to 22.9% in the 2000 Three-Month Period from 12.0% in the 1999 Three-Month Period.

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), other operations negative EBITDA improved to $0.5 million in the 2000 Six-Month Period from negative EBITDA of $1.7 million in the 1999 Six-Month Period. Other operations negative EBITDA improved to $0.5 million in the 2000 Three-Month Period from negative EBITDA of $1.0 million in the 1999 Three-Month Period.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    Exhibit No.                 Description

                    12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges
                    27.0                Financial Data Schedule

              (b)   Reports on Form 8-K

                    None filed in the quarter ended September 30, 2000.

                                                     SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                 ACG Holdings, Inc.
                                 American Color Graphics, Inc.



Date November 13, 2000           By  /s/ Joseph M. Milano
     ----------------               -----------------------------------
                                    Joseph M. Milano
                                    Executive Vice President and
                                    Chief Financial Officer
                                   (Authorized Officer and
                                    Principal Financial Officer)




Date November 13, 2000           By  /s/ Patrick W. Kellick
     ----------------               ------------------------------------
                                    Patrick W. Kellick
                                    Senior Vice President - Corporate
                                    Controller (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.        Description                                              Page

12.1         Statement Re: Computation of Ratio of Earnings
             to Fixed Charges                                                25

27.0         Financial Data Schedule                                         26


                                                                                                             EXHIBIT 12.1
         STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                                              Six Months
                                                                 Ended             Year Ended           Year Ended
                                                             September 30,       March 31, 2000       March 31, 1999
                                                                 2000
                                                         ----------------       ---------------      -----------------
   Consolidated pretax income (loss) from
       Continuing operations                           $      12,680             11,659              (7,839)

   Net amortization of debt issuance expense                     693              1,326               1,412

   Interest expense                                           16,160             32,637              34,830

   Interest portion of rental expense                          1,067              2,134               2,301
                                                        ----------------     ---------------     -----------------

   Earnings                                            $      30,600             47,756              30,704
                                                        ================     ===============     =================

   Interest expense                                    $      16,160             32,637              34,830

   Net amortization of debt issuance expense                     693              1,326               1,412

   Interest portion of rental expense                          1,067              2,134               2,301
                                                        ----------------     ---------------     -----------------

       Fixed Charges                                   $      17,920             36,097              38,543
                                                        ================     ===============     =================

       Ratio of Earnings to Fixed Charges                      1.71x             1.32x                 (a)
                                                        ================     ===============     =================





                                                             Year Ended           Year Ended           Year Ended
                                                           March 31, 1998       March 31, 1997       March 31, 1996

                                                           ----------------     ----------------     ----------------
   Consolidated pretax income (loss) from
       Continuing operations                               (27,122)             (26,005)            (21,431)

   Net amortization of debt issuance expense                2,292                 1,784               2,139

   Interest expense                                         36,664               34,505              30,549

   Interest portion of rental expense                        2,130                1,799               1,618
                                                       ----------------     ----------------     ----------------

   Earnings                                                 13,964               12,083              12,875
                                                       ================     ================     ================

   Interest expense                                         36,664               34,505              30,549

   Net amortization of debt issuance expense                 2,292                1,784               2,139

   Interest portion of rental expense                        2,130                1,799               1,618
                                                       ----------------     ----------------     ----------------

       Fixed Charges                                        41,086               38,088              34,306
                                                       ================     ================     ================

       Ratio of Earnings to Fixed Charges                    (a)                  (a)                  (a)
                                                       ================     ================     ================



(a) The deficiency in earnings required to cover fixed charges for the fiscal years ended March 31, 1999, 1998, 1997 and 1996 was $7,839,
         $27,122, $26,005 and, $21,431 respectively. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes, discontinued operations and extraordinary items from fixed charges. Fixed charges consist of interest expense and one-third of operating lease rental expense, which is deemed to be representative of the interest factor. The deficiency in earnings required to cover fixed charges includes depreciation of property, plant and equipment and amortization of goodwill and other assets and non-cash charges which are reflected in cost of sales and selling, general and administrative expenses, in the following amounts (in thousands):

                                                          Six Months
                                                             Ended                                     Fiscal Year Ended March 31,
                                                                               -----------------------------------------------------

                                                       September 30, 2000          2000              1999               1998
                                                      --------------------     --------------     -----------     -------------
                     Depreciation                    $     15,385          $      30,067              29,651        28,124
                     Amortization                           2,077                  3,719               4,025        10,413
                     Non-cash charges (gain)                   --                     17                 945         2,301
                                                      --------------------     --------------     -----------     -------------
                       Total                         $     17,462          $      33,803              34,621        40,838
                                                      ====================     ==============     ===========     =============





                                                     --------------------------
                                                            1997         1996

                                                      ------------  -----------
                     Depreciation                        25,282        21,385
                     Amortization                         9,374         9,311
                     Non-cash charges (gain)              1,944         3,435
                                                      ------------  -----------
                       Total                             36,600        34,131
                                                      ============  ===========