Form 10-Q
period 2000-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2001-02-13
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to

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

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2001 (all of which are privately owned and not traded on a public market.)

                                      INDEX


Part I.              Financial Information                              Page No.
                     ---------------------                              --------


  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           December 31, 2000 and March 31, 2000                                3

           Condensed Consolidated Income Statements for the
           Three Months Ended December 31, 2000 and 1999                       5

           Condensed Consolidated Income Statements for the
           Nine Months Ended December 31, 2000 and 1999                        6

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 2000 and 1999                        7

           Notes to Condensed Consolidated Financial Statements                8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                                  20

Part II.   Other Information

  Item 1.  Legal Proceedings                                                  21

  Item 2.  Changes in Securities and Use of Proceeds                          21

  Item 6.  Exhibits and Reports on Form 8-K                                   21

           Signatures                                                         22

           Exhibit Index                                                      23

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                               December 31, 2000  March 31, 2000
                                               -----------------  --------------
                                                  (Unaudited)

Assets
------

Current assets:
   Cash                                          $        0               0
   Receivables:
     Trade accounts, less allowance for
       doubtful accounts of $3,018 and $2,945
       at December 31, 2000 and March 31,
       2000, respectively                            71,564          65,432
     Other                                            2,584           2,447
                                                  ---------       ---------
          Total receivables                          74,148          67,879



   Inventories                                       10,492          11,062
   Prepaid expenses and other current assets          3,077           3,329
                                                  ---------        --------
          Total current assets                       87,717          82,270

Property, plant and equipment                       289,349         282,485
Less accumulated depreciation                      (160,765)       (145,993)
                                                  ---------       ---------
          Net property, plant and equipment         128,584         136,492

Excess of cost over net assets acquired, less
 accumulated amortization of $49,526 and
 $47,206 at December 31, 2000 and March
 31, 2000, respectively                              70,461          72,781

Other assets                                         12,119          12,269
                                                  ---------       ---------

          Total assets                           $  298,881         303,812
                                                  =========       =========







See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                            December 31, 2000     March 31, 2000
                                            -----------------     --------------
                                              (Unaudited)

 Liabilities and Stockholders' Deficit

 Current liabilities:
   Current installments of long-term debt
    and capitalized leases                       $   7,435            7,727
   Trade accounts payable                           42,069           45,802
   Accrued expenses                                 31,218           31,658
   Income taxes                                        468               56
                                                 ---------        ---------
    Total current liabilities                       81,190           85,243

 Long-term debt and capitalized leases             253,754          269,617
 Deferred income taxes                               7,885            8,031
 Other liabilities                                  46,749           50,310
                                                 ---------        ---------
    Total liabilities                              389,578          413,201

 Stockholders' deficit:
 Common stock, voting, $.01 par value,
   5,852,223 shares authorized, 143,399
   shares issued and utstanding                          1                1

 Preferred stock, $.01 par value, 15,823
   shares authorized, 3,617 shares Series
   AA convertible preferred stock issued
   and outstanding, $39,442,551 liquidation
   preference, and 1,606 shares Series BB
   convertible preferred stock issued and
   outstanding, $17,500,000 liquidation
   preference                                           --               --

 Additional paid-in capital                         58,353           58,303
 Accumulated deficit                              (146,303)        (165,485)
 Other accumulated comprehensive loss               (2,748)          (2,208)
                                                 ---------        ---------
    Total stockholders' deficit                    (90,697)        (109,389)
                                                 ---------        ---------
 Commitment and contingencies

    Total liabilities and stockholders' deficit  $ 298,881          303,812
                                                 =========        =========





See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                    2000                1999
                                                    ----                ----

Sales                                            $ 162,871            152,213
Cost of sales                                      134,872            126,405
                                                 ---------          ---------
      Gross profit                                  27,999             25,808
Selling, general and administrative expenses        10,443             10,473
Amortization of goodwill                               773                665
                                                 ---------          ---------
      Operating income                              16,783             14,670

Other expense (income):
  Interest expense                                   8,259              8,447
  Interest income                                      (15)               (21)
  Other, net                                            89                276
                                                 ---------          ---------
  Total other expense                                8,333              8,702
                                                 ---------          ---------
      Income before income taxes                     8,450              5,968
Income tax expense                                    (751)              (682)
                                                 ---------          ---------

         Net income                              $   7,699              5,286
                                                 =========          =========











See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)


                                                  Nine Months Ended December 31,
                                                 -------------------------------
                                                    2000                1999
                                                    ----                ----

Sales                                             $ 443,242           410,032
Cost of sales                                       366,048           340,664
                                                  ---------         ---------
      Gross profit                                   77,194            69,368
Selling, general and administrative expenses         28,116            28,614
Amortization of goodwill                              2,320             1,930
                                                  ---------         ---------
      Operating income                               46,758            38,824

Other expense (income):
  Interest expense                                   25,112            25,566
  Interest income                                       (50)              (96)
  Other, net                                            566               189
                                                  ---------         ---------
  Total other expense                                25,628            25,659
                                                  ---------         ---------
      Income before income taxes                     21,130            13,165
Income tax expense                                   (1,948)           (1,649)
                                                  ---------         ---------

         Net income                               $  19,182            11,516
                                                  =========         =========














See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 December 31,
                                                              ------------------

                                                              2000        1999
                                                              ----        ----
Cash flows provided (used) by operating activities:
  Net income                                               $ 19,182      11,516
  Adjustments to reconcile net income to cash provided
    by operating activities:
  Depreciation                                               22,933      22,378
  Amortization of goodwill and other assets                   3,123       2,844
  Amortization of deferred financing costs                    1,041         990
  Increase in working capital and other                     (14,053)     (5,502)
                                                           --------    --------
       Net cash provided by operating activities             32,226      32,226
Cash flows provided (used) by investing activities:
   Purchases of property, plant and equipment               (12,324)    (14,309)
   Proceeds from sales of property, plant and equipment         179          20
   Other                                                        (36)        (68)
                                                           --------    --------
        Net cash used by investing activities               (12,181)    (14,357)
Cash flows provided (used) by financing activities:
   Repayment of long-term debt, net                          (5,746)    (15,218)
   Net increase (decrease) in revolver borrowings            (8,764)      3,402
   Repayment of capital lease obligations                    (5,307)     (5,634)
   Payment of deferred financing costs                         (280)       (355)
   Other, net                                                   (27)        (22)
                                                           --------    --------
        Net cash used by financing activities               (20,124)    (17,827)
   Effect of exchange rates on cash and cash equivalents         79         (42)
                                                           --------    --------
Net change in cash                                             --          --
Cash:
   Beginning of period                                         --          --
                                                           --------    --------
   End of period                                           $   --          --
                                                           ========    ========

Non-cash investing activity:
   Equipment purchases under capital leases                $  3,672       1,015
                                                           ========    ========


See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"), (collectively the "Company"). Holdings owns 100% of the outstanding voting shares of Graphics. The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) digital imaging and prepress services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2000 and the Company's Post-Effective Amendment No. 6 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.   Inventories

The components of inventories are as follows (in thousands):


                                        December 31,     March 31,
                                           2000            2000
                                           ----            ----

            Paper                       $   8,395           9,025

            Ink                               322             275

            Supplies and other              1,775           1,762
                                           ------          ------
               Total inventories        $  10,492          11,062
                                           ======          ======

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three and nine months ended December 31, 2000 and 1999 are as follows (in thousands):

                                   Three Months Ended December 31,      Nine Months Ended December 31,
                                   -------------------------------      ------------------------------
                                       2000              1999              2000         1999
                                       ----              ----              ----         ----
   Net income                       $  7,699            5,286           $ 19,182      11,516

     Foreign currency translation
     adjustment                         (164)             (21)              (540)        107
                                    --------         --------           --------    --------

   Total comprehensive income       $  7,535            5,265           $ 18,642      11,623
                                    ========         ========           ========    ========

4.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and seven other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at December 31, 2000, excluding bonuses, was approximately $3.3 million.

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

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 2000 is $26.2 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at December 31, 2000. The Company believes this amount is adequate to cover such liability.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.


5.  Industry Segment Information

The Company has significant operations principally in two reportable industry segments: (1) print and (2) digital imaging and prepress services. All of the Company's print business and assets are attributed to the print division (Print) and all of the Company's digital imaging and prepress services business and assets are attributed to the American Color division. The Company's digital visual effects operations ("Digiscope") and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

                                                       Digital
                                                       Imaging
                                                          &        Corporate
 (In Thousands of Dollars)                Print        Prepress    and Other    Total
--------------------------------------  ---------    ------------ ----------- ---------

Nine Months Ended December 31, 2000

Segment revenues                        $ 377,960       60,771       4,511      443,242

EBITDA                                  $  61,082       13,266      (1,534)      72,814
  Depreciation and amortization            18,122        4,335       3,599       26,056
  Interest expense                           --           --        25,112       25,112
  Interest income                            --           --           (50)         (50)
  Other, net                                  (46)         645         (33)         566
                                        ---------    ---------    --------    ---------
    Income (loss) before income taxes   $  43,006        8,286     (30,162)      21,130

Total assets                            $ 262,457       28,815       7,609      298,881

Total capital expenditures              $  12,580        3,256         160       15,996

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                     Digital
                                                     Imaging
                                                        &        Corporate
 (In Thousands of Dollars)                Print      Prepress    and Other    Total
--------------------------------------  ---------  ------------ ----------- ---------

Nine Months Ended December 31, 1999

Segment revenues                        $346,857     60,965        2,210     410,032

EBITDA                                  $ 58,416      8,342       (2,712)     64,046
  Depreciation and amortization           17,213      4,531        3,478      25,222
  Interest expense                          --         --         25,566      25,566
  Interest income                           --         --            (96)        (96)
  Other, net                                  16         64          109         189
                                        --------     ------       ------     -------
    Income (loss) before income taxes   $ 41,187      3,747      (31,769)     13,165

Total assets                            $260,450     27,472        9,935     297,857

Total capital expenditures              $ 11,898      3,171          255      15,324

------------------------------------------------------------------------------------

Three Months Ended December 31, 2000

Segment revenues                        $140,786     20,985        1,100     162,871

EBITDA                                  $ 21,772      4,597         (992)     25,377
  Depreciation and amortization            6,170      1,324        1,100       8,594
  Interest expense                          --         --          8,259       8,259
  Interest income                           --         --            (15)        (15)
  Other, net                                  40        130          (81)         89
                                        --------     ------       ------     -------
    Income (loss) before income taxes   $ 15,562      3,143      (10,255)      8,450

Total assets                            $262,457     28,815        7,609     298,881

Total capital expenditures              $  3,154        926           72       4,152

------------------------------------------------------------------------------------

Three Months Ended December 31, 1999

Segment revenues                        $131,104     20,373          736     152,213

EBITDA                                  $ 21,139      2,939       (1,024)     23,054
  Depreciation and amortization            5,735      1,466        1,183       8,384
  Interest expense                          --         --          8,447       8,447
  Interest income                           --         --            (21)        (21)
  Other, net                                --           59          217         276
                                        --------     ------       ------     -------
    Income (loss) before income taxes   $ 15,404      1,414      (10,850)      5,968

Total assets                            $260,450     27,472        9,935     297,857

Total capital expenditures              $  1,960      1,391           27       3,378

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2000 (the "2000 Three-Month Period"), the three months ended December 31, 1999 (the "1999 Three-Month Period"), the nine months ended December 31, 2000 (the "2000 Nine-Month Period") and the nine months ended December 31, 1999 (the "1999 Nine-Month Period"):

                              Three Months Ended           Nine Months Ended
                                  December 31,                December 31,
                           ------------------------    -------------------------
                              2000          1999          2000           1999
                              ----          ----          ----           ----
                                            (dollars in thousands)
Sales:
  Print                    $ 140,786       131,104       377,960       346,857
  American Color              20,985        20,373        60,771        60,965
  Other (a)                    1,100           736         4,511         2,210
                           ---------     ---------     ---------     ---------
     Total                 $ 162,871       152,213       443,242       410,032

Gross Profit:
  Print                    $  21,978        21,451        59,494        56,729
  American Color               5,978         4,819        17,442        13,930
  Other (a)                       43          (462)          258        (1,291)
                           ---------     ---------     ---------     ---------
     Total                 $  27,999        25,808        77,194        69,368

Gross Margin:
  Print                         15.6%         16.4%         15.7%         16.4%
  American Color                28.5%         23.7%         28.7%         22.8%
     Total                      17.2%         17.0%         17.4%         16.9%

Operating Income (Loss):
  Print                    $  15,602        15,404        42,960        41,203
  American Color               3,273         1,473         8,931         3,811
  Other (a) (b)               (2,092)       (2,207)       (5,133)       (6,190)
                           ---------     ---------     ---------     ---------
     Total                 $  16,783        14,670        46,758        38,824


(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Print

Sales. In the 2000 Nine-Month Period, Print sales increased $31.1 million to $378.0 million from $346.9 million in the 1999 Nine-Month Period. The increase in the 2000 Nine-Month Period primarily includes the impact of increased paper prices and the impact of an approximate 3% increase in production volume. These increases were offset in part by certain changes in customer and product mix.

In the 2000 Three-Month Period, Print sales increased $9.7 million to $140.8 million from $131.1 million in the 1999 Three-Month Period. The increase in the 2000 Three-Month Period is primarily attributable to increased paper prices and a slight increase in production volume.

Gross Profit. In the 2000 Nine-Month Period, Print gross profit increased $2.8 million to $59.5 million from $56.7 million in the 1999 Nine-Month Period. In the 2000 Nine-Month Period, Print gross margin decreased to 15.7% from 16.4% in the 1999 Nine-Month Period. The increase in gross profit includes the increased production volume and reduced manufacturing costs. The decrease in gross margin is attributable to the impact of increased paper prices reflected in sales.

In the 2000 Three-Month Period, Print gross profit increased $0.5 million to $22.0 million from $21.5 million in the 1999 Three-Month Period. In the 2000 Three-Month Period, Print gross margin decreased to 15.6% from 16.4% in the 1999 Three-Month Period. The increase in gross profit is primarily attributable to reduced manufacturing costs. The decrease in gross margin is attributable to the impact of increased paper prices reflected in sales.

Selling, General and Administrative Expenses. In the 2000 Nine-Month Period, Print selling, general and administrative expenses increased $1.0 million to $16.5 million, or 4.4% of Print sales, from $15.5 million, or 4.5% of Print sales in the 1999 Nine-Month Period. The increase in the 2000 Nine-Month Period includes increases in certain employee related and selling expenses, offset in part by a reduction in pension costs.

In the 2000 Three-Month Period, Print selling, general and administrative expenses increased $0.4 million to $6.4 million, or 4.5% of Print sales, from $6.0 million, or 4.6% of Print sales in the 1999 Three-Month Period. The increase in the 2000 Three-Month Period includes increases in certain employee related expenses, offset in part by a reduction in pension costs.

Operating Income. As a result of the factors discussed above, Print operating income increased by 4.3% to $43.0 million in the 2000 Nine-Month Period from $41.2 million in the 1999 Nine-Month Period; and increased by 1.3% to $15.6 million in the 2000 Three-Month Period from $15.4 million in the 1999 Three-Month Period.



American Color (Digital Imaging and Prepress Services)

Sales. In the 2000 Nine-Month Period, American Color's sales decreased $0.2 million to $60.8 million from $61.0 million in the 1999 Nine-Month Period. In the 2000 Three-Month Period, American Color's sales increased $0.6 million to $21.0 million from $20.4 million in the 1999 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Gross Profit. In the 2000 Nine-Month Period, American Color's gross profit increased $3.5 million to $17.4 million from $13.9 million in the 1999 Nine-Month Period. In the 2000 Nine-Month Period, American Color's gross margin increased to 28.7% from 22.8% in the 1999 Nine-Month Period. The increases in gross profit and gross margin for the 2000 Nine-Month Period are primarily the result of reduced manufacturing costs related to various cost containment programs and the consolidation of certain production sites.

In the 2000 Three-Month Period, American Color's gross profit increased $1.2 million to $6.0 million from $4.8 million in the 1999 Three-Month Period. In the 2000 Three-Month Period, American Color's gross margin increased to 28.5% from 23.7% in the 1999 Three-Month Period. The increases in gross profit and gross margin for the 2000 Three-Month Period are primarily the result of reduced manufacturing costs related to various cost containment programs and the consolidation of certain production sites.

Selling, General and Administrative Expenses. In the 2000 Nine-Month Period, American Color's selling, general and administrative expenses decreased $1.6 million to $8.5 million, or 14.0% of American Color's sales, from $10.1 million, or 16.6% of American Color's sales in the 1999 Nine-Month Period. These decreases include the impact of various cost containment programs implemented during the fiscal year ended March 31, 2000 ("Fiscal Year 2000").

In the 2000 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.6 million to $2.7 million, or 12.9% of American Color's sales, from $3.3 million, or 16.4% of American Color's sales in the 1999 Three-Month Period. These decreases include the impact of various cost containment programs implemented during Fiscal Year 2000.

Operating Income. As a result of the factors discussed above, American Color's operating income increased to $8.9 million in the 2000 Nine-Month Period from $3.8 million in the 1999 Nine-Month Period and increased to $3.3 million in the 2000 Three-Month Period from $1.5 million in the 1999 Three-Month Period.



Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general, administrative and other expenses including amortization expense. In the 2000 Nine-Month Period, operating losses from other operations improved to a loss of $5.1 million from a loss of $6.2 million in the 1999 Nine-Month Period. In the 2000 Three-Month Period, operating losses from other operations improved to a loss of $2.1 million from a loss of $2.2 million in the 1999 Three-Month Period. This improvement includes $1.5 million and $0.5 million of decreased operating losses at Digiscope due primarily to higher digital visual effects production volume during the 2000 Nine-Month Period and the 2000 Three-Month Period, respectively. These losses also include non-cash amortization expense of $2.4 million, $2.1 million, $0.8 million and $0.7 million in the 2000 Nine-Month Period, the 1999 Nine-Month Period, the 2000 Three-Month Period and the 1999 Three-Month Period, respectively. These amortization expense totals consist primarily of goodwill amortization.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Interest Expense

In the 2000 Nine-Month Period, interest expense decreased to $25.1 million from $25.6 million in the 1999 Nine-Month Period. In the 2000 Three-Month Period, interest expense decreased to $8.3 million from $8.4 million in the 1999 Three-Month Period. These decreases reflect lower levels of indebtedness, offset in part by increased borrowing costs.

Other, Net

In the 2000 Nine-Month Period, other, net increased to an expense of $0.6 million from expense of $0.2 million in the 1999 Nine-Month Period and, in the 2000 Three-Month Period, decreased to an expense of $0.1 million from expense of $0.3 million in the 1999 Three-Month Period. Included in the 2000 Nine-Month Period is a $0.4 million non-cash write-off of certain fixed assets.

Income Tax Expense

In the 2000 Nine-Month Period, income tax expense increased to $1.9 million from $1.6 million in the 1999 Nine-Month Period and, in the 2000 Three-Month Period, increased to $0.8 million from $0.7 million in the 1999 Three-Month Period. The increase in both the 2000 Nine-Month Period and the 2000 Three-Month Period is primarily due to greater amounts of U.S. and foreign taxable income, offset in part by an increased reduction in the valuation allowance.

Net Income

As a result of the factors discussed above, the 2000 Nine-Month Period net income improved to $19.2 million from $11.5 million in the 1999 Nine-Month Period and, in the 2000 Three-Month Period, net income improved to $7.7 million from $5.3 million in the 1999 Three-Month Period.

Liquidity and Capital Resources

We have a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") that provides for:

    (1) a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),
    (2) a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and
    (3) a revolving credit facility providing for a maximum of $70 million borrowing availability maturing on March 31, 2004, including up to $40 million for letters of credit, (the "Revolving Credit Facility").

At December 31, 2000, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $25.4 million, and therefore, additional borrowing availability of approximately $44.6 million.

On November 21, 2000, we repurchased in the open market an aggregate principal amount of $5.0 million of the Company's 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for $4.9 million.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

During Fiscal Year 2000, we voluntarily prepaid $15 million of our bank indebtedness, reducing the A Term Loan Facility by $10.9 million and the B Term Loan Facility by $4.1 million. At December 31, 2000, $9.6 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. As a result of the voluntary prepayments, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2001 ("Fiscal Year 2001") are approximately $1.6 million and $0.3 million, respectively.

During the 2000 Nine-Month Period, net cash provided by operating activities of $32.2 million and proceeds from the sale of fixed assets of $0.2 million were primarily used to fund the following expenditures:

    (1)  $8.8 million in net revolver repayments,
    (2)  $12.3 million in cash capital expenditures, and
    (3) $11.3 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $5.3 million and repurchase of the Notes for $4.9 million).

We plan to continue our program of upgrading our print and prepress equipment and currently anticipate that full year Fiscal Year 2001 cash capital expenditures will approximate $19.2 million, and equipment acquired under capital leases will approximate $8.5 million. Our cash-on-hand of approximately $9.8 million is presented net of outstanding checks within trade accounts payable at December 31, 2000. Accordingly, cash is presented at a balance of $0 in the December 31, 2000 balance sheet.

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

At December 31, 2000, we had total indebtedness outstanding of $261.2 million, including capital lease obligations, as compared to $273.2 million at December 31, 1999. Of the total indebtedness outstanding at December 31, 2000, $49.3 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 8.4%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At December 31, 2000, we had indebtedness other than obligations under the Bank Credit Agreement of $211.9 million (including $180 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


EBITDA
                              Three Months Ended           Nine Months Ended
                                 December 31,                 December 31,
                          -------------------------   --------------------------
                             2000        1999             2000         1999
                             ----        ----             ----         ----
                                       (dollars in thousands)
    EBITDA:
      Print                 21,772      21,139          61,082       58,416
      American Color         4,597       2,939          13,266        8,342
      Other  (a)              (992)     (1,024)         (1,534)      (2,712)
                           -------     -------         -------      -------
         Total              25,377      23,054          72,814       64,046

    EBITDA Margin:
      Print                   15.5%       16.1%           16.2%        16.8%
      American Color          21.9%       14.4%           21.8%        13.7%
         Total                15.6%       15.1%           16.4%        15.6%

(a) Other operations primarily include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, and other income (expense). "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Senior Subordinated Notes Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA increased to $61.1 million in the 2000 Nine-Month Period from $58.4 million in the 1999 Nine-Month Period, representing an increase of $2.7 million, or 4.6%. Print EBITDA Margin decreased to 16.2% in the 2000 Nine-Month Period from 16.8% in the 1999 Nine-Month Period. Print EBITDA increased to $21.8 million in the 2000 Three-Month Period from $21.1 million in the 1999 Three-Month Period, representing an increase of $0.7 million, or 3.0%. Print EBITDA Margin decreased to 15.5% in the 2000 Three-Month Period from 16.1% in the 1999 Three-Month Period. The decreases in EBITDA Margin in both the 2000 Nine-Month Period and the 2000 Three-Month Period are attributable to the impact of increased paper prices reflected in sales.

American Color (Digital Imaging and Prepress Services). As a result of the reasons previously described under "--American Color" (excluding changes in depreciation, amortization and other non-cash expenses), American Color's EBITDA increased to $13.2 million in the 2000 Nine-Month Period from $8.3 million in the 1999 Nine-Month Period, representing an increase of $4.9 million, or 59.0%. American Color's EBITDA Margin increased to 21.8% in the 2000 Nine-Month Period from 13.7% in the 1999 Nine-Month Period. American Color's EBITDA increased to $4.6 million in the 2000 Three-Month Period from $2.9 million in the 1999 Three-Month Period, representing an increase of $1.7 million, or 56.4%. American Color's EBITDA Margin increased to 21.9% in the 2000 Three-Month Period from 14.4% in the 1999 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other. As a result of the reasons previously described under "Other Operations" (excluding changes in depreciation and amortization expense), EBITDA for the Company's other operations improved to negative $1.5 million in the 2000 Nine-Month Period from negative EBITDA of $2.7 million in the 1999 Nine-Month Period. EBITDA for the Company's other operations was negative $1.0 million in both the 2000 Three-Month Period and the 1999 Three-Month Period.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit No.                 Description
                -----------                 -----------

                10.1(d) January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto

                12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges

          (b)   Reports on Form 8-K

                None filed in the quarter ended December 31, 2000.

                Form 8-K filed with the Securities Exchange Commission on February 2, 2001 under Item 5 to announce ACG's financial results for the twelve month period ended December 31, 2000.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                        ACG Holdings, Inc.
                                        American Color Graphics, Inc.



Date   February 13, 2001                     By  /s/ Joseph M. Milano
                                               ---------------------------------
                                               Joseph M. Milano
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and
                                               Principal Financial Officer)




Date   February 13, 2001                     By  /s/ Patrick W. Kellick
                                               ---------------------------------
                                               Patrick W. Kellick
                                               Senior Vice President -
                                                 Corporate Controller
                                               (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                         Description                             Page
-----------                         -----------                             ----

10.1(d)         January 26, 2001, Fourth Amendment of Amended and             24
                Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding,
                Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties Signatory thereto

12.1            Statement Re: Computation of Ratio of Earnings to             31
                Fixed Charges