Form 10-K
period 2001-03-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2001-06-26
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended March 31, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from                   to
                                        -----------------     ------------------

         Commission file number 33-97090

                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               62-1395968
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

ACG Holdings, Inc. has 143,399 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2001 (all of which are privately owned and not traded on a public market).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX


                                                                                                                          Page
                                                                                                                       Referenced
                                                                                                                        Form 10-K
                                                                                                                       -----------

                                                               PART I


Item 1.         Business...............................................................................................    2
Item 2.         Properties.............................................................................................    7
Item 3.         Legal Proceedings......................................................................................    8
Item 4.         Submission of Matters to A Vote of Security Holders....................................................    8



                                                               PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters .................................    9
Item 6.         Selected Financial Data................................................................................    9
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations..................   13
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.............................................   22
Item 8.         Financial Statements and Supplementary Data............................................................   23
Item 9.         Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...................   50



                                                              PART III

Item 10.        Directors and Executive Officers ......................................................................   51
Item 11.        Executive Compensation.................................................................................   52
Item 12.        Security Ownership of Certain Beneficial Owners and Management.........................................   57
Item 13.        Certain Relationships and Related Transactions.........................................................   58



                                                               PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................   60



                Signatures.............................................................................................   68


                                                               PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), including, but not limited to:


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

ITEM 1.  BUSINESS

General

We are a successor to a business that commenced operations in 1926, and are one of the largest national diversified commercial printers in North America with ten print plants in eight states and Canada, nine premedia facilities located throughout the United States and one digital visual effects facility located in California that provides special effects services for the motion picture industry. We operate primarily in two business segments of the commercial printing industry: print, (which accounted for approximately 85% of total sales during the fiscal year ended March 31, 2001 ("Fiscal Year 2001")) and premedia services conducted through our American Color division (which accounted for approximately 14% of total sales in Fiscal Year 2001). Our print business and our premedia services business are both headquartered in Brentwood, Tennessee. Partnerships affiliated with Morgan Stanley Dean Witter & Co. ("MSDW") currently own 57.7% of the outstanding common stock and 72.7% of the outstanding preferred stock of Holdings.

Market data used throughout this Report was obtained from industry publications and internal company estimates. While we believe such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

Financial Information About Industry Segments

See disclosure in note 15 of our consolidated financial statements appearing elsewhere in this Report.

Print

Our print business, which accounted for approximately 85%, 84% and 83% of our sales in Fiscal Year 2001, the fiscal year ended March 31, 2000 ("Fiscal Year 2000") and the fiscal year ended March 31, 1999 ("Fiscal Year 1999"), respectively, produces retail advertising inserts, comics and other publications.


Retail Advertising Inserts (85% of print sales in Fiscal Year 2001, 83% in Fiscal Year 2000 and 81% in Fiscal Year 1999). We believe that we are one of the largest printers of retail advertising inserts in the United States. We print advertising inserts for approximately 275 retailers. Retail advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer. Advertising inserts are used extensively by many different retailers; including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers but are also distributed by direct mail or in-store by retailers. They generally advertise for a specific, limited sale period. As a result, advertising inserts are both time sensitive and seasonal.


Comics (8% of print sales in Fiscal Year 2001, 11% in Fiscal Year 2000 and 13% in Fiscal Year 1999). We believe that we are one of the largest printers of comics in the United States. Comics consist of newspaper Sunday comics, comic insert advertising and comic books. We print Sunday comics for over 200 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.


Other Publications (7% of print sales in Fiscal Year 2001 and 6% in both Fiscal Year 2000 and Fiscal Year 1999). We print local newspapers, TV guide listings and other publications.

Print Production

Our network of ten print plants in the United States and Canada is strategically well positioned to service major metropolitan centers, providing us with distribution efficiencies and shorter turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. We own the majority of our printing equipment, which currently consists of 42 heatset offset presses, 5 coldset offset presses and 11 flexographic presses. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our newspaper Sunday comics and comic advertising inserts are printed using the flexographic process.

In the heatset offset process, the desired printed images are distinguished chemically from non-image areas of a metal plate which allows the image area to attract the ink which is then transferred from the plate to a rubber blanket and then to the paper surface. Once printed, the web goes through an oven that evaporates the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, inks are set by the absorption of solvents into the paper. Due to the drying process, the heatset offset process can be utilized on a wide variety of papers. Generally, heatset offset presses have the ability to provide a more colorful and attractive product than cold offset presses.

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

In addition to press capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folder capabilities and certain in-line and off-line finishing capabilities. Cut-off length is one of the determinants of the size of the printed page, the other being web width. Folder capabilities for advertising inserts must include a wide variety of page sizes, page counts and page layouts. Finally, some advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules required by many customers. We believe that our mix and configuration of presses and press services allows for efficient tailoring of printing services to customers' product needs.


We are one of the United States' largest mailers. In combination with our national account status with the United States Postal Service and our experience in such areas as list services, addressing accuracy and postal service, we are able to offer distribution and mailing services that help to maximize the advertising impact and financial return for our customers.


Premedia Services


Our premedia services business is conducted by our American Color division ("American Color") which accounted for approximately 14%, 15% and 16% of our Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999 sales, respectively. We believe we are one of the largest full-service providers of premedia services in the United States and a technological leader in this industry. Premedia services consist of digital imaging, digital asset management, prepress and color separation services. Our premedia services business commenced operations in 1975 and maintains nine full service locations nationwide.


We assist customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each advertising or editorial page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset management, facilities management (operating premedia service facilities at a customer location), computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, microcomputer-based design and layout, and digital cameras into premedia production.

The premedia services industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service premedia service companies such as American Color, none of which has a significant nationwide market share. Many smaller premedia service companies have left the industry in recent years due to their inability to keep pace with technological advances in the industry.

Competitive Advantages and Strategy

Competitive Advantages. We believe that we have the following competitive advantages in our print and premedia services businesses:

Modern Equipment. We believe that our web heatset offset and flexographic web printing equipment is generally among the most advanced in the industry and that the average age of our equipment is significantly less than the majority of our regional competitors and is comparable to our major national competitors. We are also committed to a comprehensive, long-term maintenance program, which enhances the reliability and extends the life of our presses and other production equipment. We also believe that our premedia equipment is significantly more advanced than many of our smaller regional competitors, many of whom have not incorporated digital premedia technologies and computer-to-plate services to the same extent as we have, nor adopted an open systems environment which allows greater flexibility and more efficient maintenance.

Strong Customer Base. We provide printing services to a diverse base of customers, including approximately 275 retailers and over 200 newspapers in the United States and Canada. Our print services customer base includes a significant number of the major national retailers and larger newspaper chains as well as numerous smaller regional retailers. Our consistent focus on providing high quality print products and strong customer service at competitive prices has resulted in long-term relationships with many of these customers. Our premedia services customer base includes large and medium-sized customers in the retail, publishing, catalog and packaging businesses, many of whom also have long-term relationships with our print segment. We have been successful in continuing to increase the proportion of our business under long-term contracts.

Competitive Cost Structure. We have reduced the variable and fixed costs of production at our print facilities over the past several years and believe we are well positioned to maintain our competitive cost structure in the future due to economies of scale. We have also reduced manufacturing costs and selling, general and administrative expenses in our premedia services business primarily through the adoption of new digital premedia production methodologies and continued cost containment focus.

Strong Management Team. Our print management group maintains a clear focus on growth, quality and continued cost reduction, resulting in an improved cost structure and a well-defined strategy for future expansion. Our management group in the premedia services business consists of individuals who we believe will manage the premedia services business for growth and profitability and will continue to upgrade our capabilities.

National Presence. Our nine print plants in the United States and one plant in Canada provide us with distribution efficiencies, strong customer service, flexibility and short turnaround times, all of which are instrumental in our continued success in servicing our large national and regional retail accounts. Our expanded sales and marketing groups provide greater customer coverage and enable us to more successfully penetrate regional markets. We believe that our nine premedia services facilities provide us with contingency capabilities, increased capacity during peak periods, access to top quality internal technical personnel throughout the country, short turnaround time and other customer service advantages.

Strategy. Our objective is to increase shareholder value by growing our revenues, increasing our market share and reducing costs. Our strategy to achieve this objective is as follows:

Grow Unit Volume. Management believes that our level of national sales coverage, when coupled with our significant industry experience and customer-focused sales force, will result in continued unit growth. In an effort to stimulate unit volume growth, we have strengthened our print sales group. Unit volume growth is also expected to result from continued capital expansion and selective print acquisitions. In addition, in our premedia services business, we have strengthened our sales force, provided expanded training, and more closely focused our marketing efforts on new, larger customers.

Continue to Improve Product Mix. We intend to increase our share of the retail advertising insert market. In addition, we expect to continue to adjust the mix of our customers and products within the retail advertising insert market to those that are more profitable and less seasonal and to maximize the use of our equipment. We are also continuing expansion of our print facilities' capabilities for in-plant prepress and postpress services. Our premedia services business will continue to focus on high value-added new business opportunities, particularly large-scale projects that will best utilize the breadth of services and technologies we have to offer. Additionally, we will continue to pursue large scale facilities management opportunities as well as national and large regional customers that require more sophisticated levels of service and technologies.

Continue to Reduce Manufacturing Costs and Improve Quality. We intend to further reduce our production costs at our print and premedia service facilities through our Total Quality Management Process, an ongoing cost reduction and continuous quality improvement process. Additionally, we plan to continue to maximize scale advantages in the purchasing, technology and engineering areas. We also intend to continue to gain variable cost efficiencies in our premedia services business by using our technical resources to improve digital premedia workflows at our various facilities. In addition, we believe we will be able to reduce our per unit technical, sales and management costs as we increase sales in this business.

Continue to Make Opportunistic Acquisitions. An integral part of our long-term growth strategy includes a plan to selectively assess and acquire other print and premedia services companies that we believe will enhance our leadership position in these industries.

Customers and Distribution


Customers. We sell our print products and services to a large number of customers, primarily retailers and newspapers, and all of the products are produced in accordance with customer specifications. We perform approximately one-third of our print work, including the printing of retail advertising inserts, Sunday comics and comic books, under contracts, ranging in term from one year to ten years. The contracts vary in length and many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our print work, we obtain varying time commitments from our customers ranging from job to job to annual allocations. Print prices are generally fixed during such commitments; however, our standard terms of trade call for the pass-through of changes in the price of raw materials, primarily paper and ink.


Our premedia services customers consist of magazine and newspaper publishers, retailers, catalog sales organizations, printers, consumer products companies, packaging manufacturers, advertising agencies and direct mail advertisers. Our customers typically have a need for high levels of technical expertise, short turnaround times and responsive customer service. In addition to our historical regional customer base, our premedia services business is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology. This trend has resulted in an increase in the volume related to facilities management arrangements with customers over the past several years. These contracts typically extend from three to five years in length.

The print and premedia services businesses have historically had certain common customers and our ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, facilities management and speed to market become more important to our customers. This enables us to provide more comprehensive solutions for our customers' premedia and printing needs.

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2001. Our top ten customers accounted for approximately 45% of consolidated sales in Fiscal Year 2001.

Distribution. We distribute our print products primarily by truck to customer designated locations, primarily newspapers, customer retail stores and via mail. Distribution costs are generally paid by the customer, and most shipping is by common carrier. Our premedia services business generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery.

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

American Color competes with numerous premedia services firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service premedia companies such as American Color, none of which has a significant nationwide market share. Many smaller premedia companies have left the industry in recent years due to their inability to keep pace with the technological advances required to service increasingly complex customer demands. We believe that the premedia services sector will continue to be subject to high levels of ongoing technological change and the need for capital expenditures to keep up with such change.

Raw Materials

The primary raw materials used in our print business are paper and ink. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in Fiscal Year 1999. Throughout Fiscal Year 2001, the cost of paper increased. Management expects that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. We purchase substantially all of our ink and related products under long-term ink supply contracts. The primary inputs in premedia service processes are film and proofing materials.

In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues derived from advertising inserts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Seasonality" appearing elsewhere in this Report.

Backlog

Because our print and premedia services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Employees

As of April 30, 2001, we had a total of approximately 2,810 employees, of which approximately 240 employees are represented by a collective bargaining agreement that will expire on December 31, 2004. We consider our relations with our employees to be excellent.

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

ITEM 2.  PROPERTIES

We operate in 20 locations in 13 states and Canada. We own seven print plants in the United States and one in Canada and lease two print plants, one in California and one in Pennsylvania. Our American Color division has nine production locations, all of which are leased. Our American Color division also operates premedia services facilities on the premises of several of our customers ("facilities management"). In addition, we maintain one small executive office in Connecticut, a digital visual effects facility in California and our headquarter facility in Brentwood, Tennessee, all of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.         LEGAL PROCEEDINGS

We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, we maintain a reserve of approximately $0.1 million in connection with this liability on our consolidated balance sheet at March 31, 2001. We believe this amount is adequate to cover such liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         Market Information

         There is no established public market for the common stock of either Holdings or Graphics.

         Holders

         As of May 31, 2001, there were approximately 98 record holders of Holdings' common stock. Holdings is the sole shareholder of Graphics' common stock.

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




ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997. The balance sheet data as of March 31, 2001, 2000, 1999, 1998 and 1997 and the statement of operations data for the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below, for the fiscal years ended March 31, 1998 and 1997, also reflects our discontinued wholly-owned subsidiary, Sullivan Media Corporation ("SMC").

This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Report.

                             Selected Financial Data
                               ACG Holdings, Inc.

                                                                                Fiscal Year Ended March 31,
                                                   ---------------------------------------------------------------------------------
                                                       2001            2000             1999            1998               1997
                                                   ---------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
Statement of Operations Data:
Sales                                              $   587,389          546,710        520,343           533,335        524,551
Cost of Sales                                          489,538          456,445        439,091           461,407        459,880
                                                   ------------     ------------   ------------      -------------   ------------
    Gross Profit                                        97,851           90,265         81,252            71,928         64,671
Selling, general and administrative expenses (a)        44,232           44,181         46,333            54,227         51,418
Restructuring costs and other special charges (b)           --               --          5,464             5,598          2,881
                                                   ------------     ------------   ------------      -------------   ------------
    Operating income                                    53,619           46,084         29,455            12,103         10,372
Interest expense, net                                   32,929           33,798         36,077            38,813         36,132
Other expense                                            1,194              627          1,217               412            245
Income tax expense (benefit) (c)                        (4,927)           2,189            523             2,106          2,591
                                                   ------------     ------------   ------------      -------------   ------------
    Income (loss) from continuing operations
    before extraordinary items                          24,423            9,470         (8,362)          (29,228)       (28,596)
                                                   ------------     ------------   ------------      -------------   ------------
Discontinued operations: (d)
    Loss from operations, net of tax                        --               --             --                --         (1,557)
    Estimated loss on shut down, net of tax                 --               --             --              (667)        (1,550)
Extraordinary loss on early extinguishment of
  debt (e)                                                  --               --         (4,106)               --             --
                                                   ------------     ------------   ------------      -------------   ------------

Net income (loss)                                  $    24,423            9,470        (12,468)          (29,895)       (31,703)
                                                   ============     ============   ============      =============   ============
Balance Sheet Data (at end of period):
Working capital (deficit)                          $    15,288           (2,973)        (5,451)           11,610         (8,598)
Total assets                                       $   302,202          303,812        299,000           329,958        333,975
Long-term debt and capitalized leases, including
  current installments                             $   261,706          277,344        289,589           319,657        312,309
Stockholders' deficit                              $   (85,867)        (109,389)      (119,306)         (106,085)       (76,318)
Other Data:
Net cash provided by operating activities          $    40,913           38,774         48,137            18,257         24,313
Net cash used by investing activities              $   (19,006)         (24,145)       (10,364)          (10,100)       (10,997)
Net cash used by financing activities              $   (21,968)         (14,576)       (37,812)           (8,143)       (13,312)
Capital expenditures (including lease obligations
  entered into)                                    $    25,271           22,724         16,238            23,713         37,767
Ratio of earnings to fixed charges                        1.56x            1.32x          (f)               (f)            (f)
EBITDA (g)                                         $    88,305           80,007         64,286            52,367         46,972



NOTES TO SELECTED FINANCIAL DATA

(a) For the fiscal year ended March 31, 1998 ("Fiscal Year 1998") selling, general and administrative expense includes $1.5 million of non-recurring American Color charges associated with the relocation of American Color's corporate office and various severance related expenses and $0.6 million of non-cash charges associated with an employee benefit program.

         For the fiscal year ended March 31, 1997 ("Fiscal Year 1997") selling, general and administrative expense includes $2.5 million of non-recurring employee termination expenses.

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

         In April 1995, we implemented a restructuring plan for our American Color division, which was designed to improve productivity, increase customer service and responsiveness and provide increased growth in the business. We recorded $0.9 million of costs under this plan in Fiscal Year 1997.

         In addition, we recorded $0.9 million, $1.7 million and $1.9 million of other special charges related to asset write-offs and write-downs in our print and American Color divisions in Fiscal Year 1999, Fiscal Year 1998 and Fiscal Year 1997, respectively. See note 13 to our consolidated financial statements appearing elsewhere in this Report for further support of Fiscal Year 1999.

(c) In the fourth quarter of Fiscal Year 2001, the valuation allowance for deferred tax assets was reduced by $7.3 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets will be realized in future years. The valuation allowance decreased by $12.6 million (including the $7.3 million decrease discussed above) during Fiscal Year 2001 as a result of changes in the deferred tax items.

(d) In February of Fiscal Year 1997, we made a strategic decision to shut down the operation of our wholly-owned subsidiary SMC. This resulted in an estimated net loss on shut down of approximately $1.5 million, which is net of zero income tax benefits. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in our consolidated financial statements. Sales, costs of sales and selling, general and administrative expenses attributable to SMC for Fiscal Year 1997 have been reclassified to discontinued operations.

(e) As part of a refinancing transaction entered into on May 8, 1998 (the "1998 Refinancing"), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in Fiscal Year 1999.

(f) The deficiency in earnings required to cover fixed charges for the fiscal years ended March 31, 1999, 1998 and 1997 was $7,839, $27,122 and $26,005, respectively. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes, discontinued operations and extraordinary items from fixed charges. Fixed charges consist of interest expense and one-third of operating lease rental expenses, which is deemed to be representative of the interest factor. The deficiency in earnings required to cover fixed charges includes depreciation of property, plant and equipment and amortization of goodwill and other assets and non-cash charges which are reflected in cost of sales and selling, general and administrative expenses, in the following amounts (in thousands):


                                            Fiscal Year Ended March 31,
                                     -------------------------------------------
                                        1999             1998           1997
                                     ------------    ------------   ------------
            Depreciation             $  29,651       $   28,124      $  25,282
            Amortization                 4,025           10,413          9,374
            Non-cash charges               945            2,301          1,944
                                     ------------    -------------  ------------
                Total                $  34,621       $   40,838      $  36,600
                                     ============    =============  ============

(g) EBITDA is included in the Selected Financial Data because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs, other expense (income), discontinued operations and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture dated as of August 15, 1995 and the bank credit agreement entered into in May 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") are based on EBITDA, subject to certain adjustments.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Print. Commercial printing in the United States is highly competitive. The significant capital required to keep pace with changing technology and competitive pricing trends has led to a trend of industry consolidation in recent years. In addition, customers' preferences for larger printers, such as our company, with a wider variety of services, greater distribution capabilities, critical scale and more flexibility have also contributed to consolidation within the industry. The industry is expected to remain competitive in the near future and our sales will continue to be subject to changes in retailers' demands for printed products.

The cost of paper is a principal factor in our overall pricing to our customers. The level of paper costs also has a significant impact on our reported sales. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in Fiscal Year 1999. Throughout Fiscal Year 2001, the cost of paper increased. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers.

In recent years, comprehensive quality improvement and cost reduction programs have been implemented for all our printing processes. As a result of these measures, we have been successful in lowering our manufacturing costs within the print sector, while improving product quality. Furthermore, management believes that continued strong demand for the retail advertising insert product has resulted in less excess industry capacity and therefore an improved supply/demand position within the marketplace. This dynamic has resulted in a greater stabilization of printing prices that in conjunction with our cost reduction programs and increased unit volume has had a favorable impact on print gross profit levels.



American Color (Premedia Services). The premedia services industry has experienced significant technological advances as electronic digital premedia systems have replaced the more manual and photography-based methods utilized in the past. This shift in technology, which improved process efficiencies and reduced processing costs, produced increased unit growth for American Color as the demand for color pages increased. Selling price levels per page, however, have declined because of greater efficiencies resulting from technological advancements. Revenue from traditional services is being supplemented by additional revenue sources including digital asset management, facilities management, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and internet services, and software and data-base management.


In March 1999, we approved a plan for our premedia services business, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes, and reduce overhead and other costs. The cost of this plan has been accounted for in accordance with the guidelines set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)"("EITF 94-3") (see "Restructuring Costs and Other Special Charges" below).

The following table summarizes our historical results of continuing operations for Fiscal Years 2001, 2000 and 1999:



                                                    Fiscal Year Ended March 31,
                                       -----------------------------------------------------
                                          2001                  2000                 1999
                                       ----------            ----------           ----------
                                                       (dollars in thousands)
Sales
   Print                               $  501,311               462,886              431,936

   American Color                          80,060                80,240               83,816

    Other (a)                               6,018                 3,584                4,591
                                       ----------            ----------           ----------

      Total                            $  587,389               546,710              520,343
                                       ==========            ==========           ==========


Gross Profit

   Print                               $   74,745                73,572               62,025

   American Color                          22,856                17,971               19,128

    Other (a)                                 250                (1,278)                  99
                                       ----------            ----------           ----------

      Total                            $   97,851                90,265               81,252
                                       ==========            ==========           ==========


Gross Margin

   Print                                     14.9%                 15.9%                14.4%

   American Color                            28.6%                 22.4%                22.8%

      Total                                  16.7%                 16.5%                15.6%


Operating Income (Loss)

   Print                               $   49,918                49,446               38,994

   American Color (b)                      11,409                 4,883               (2,542)

   Other (a) (c) (d)                       (7,708)               (8,245)              (6,997)
                                       ----------            ----------           ----------

      Total                            $   53,619                46,084               29,455
                                       ==========            ==========           ==========


(a) Other operations primarily include revenues and expenses associated with our digital visual effects business ("Digiscope").


(b) American Color's operating loss includes the impact of restructuring costs of $4.6 million, and other special charges related to asset write-offs and write-downs of $0.9 million in Fiscal Year 1999. See "Restructuring Costs and Other Special Charges" below. American Color's operating income (loss) also includes $0.6 million and $0.9 million of non-recurring charges in Fiscal Year 2000 and Fiscal Year 1999, respectively, associated with the consolidation of certain production facilities.


(c) Also includes corporate general and administrative expenses, and amortization expense.

(d) Other operations also reflects the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program in Fiscal Year 1999.

Historical Results of Operations

                      Fiscal Year 2001 vs. Fiscal Year 2000

Total sales increased 7.4% to $587.4 million in Fiscal Year 2001 from $546.7 million in Fiscal Year 2000. This increase is primarily attributable to an increase in print sales of $38.4 million, or 8.3%. Total gross profit increased to $97.9 million, or 16.7% of sales, in Fiscal Year 2001 from $90.3 million, or 16.5% of sales, in Fiscal Year 2000. Total operating income increased to $53.6 million, or 9.1% of sales, in Fiscal Year 2001 from $46.1 million, or 8.4% of sales, in Fiscal Year 2000. See the discussion of these changes by segment below.


Print

Sales. Print sales increased $38.4 million to $501.3 million in Fiscal Year 2001 from $462.9 million in Fiscal Year 2000. The increase in Fiscal Year 2001 primarily includes the impact of increased paper prices and a slight increase in production volume.

Gross Profit. Print gross profit increased $1.1 million to $74.7 million in Fiscal Year 2001 from $73.6 million in Fiscal Year 2000. Print gross margin decreased to 14.9% in Fiscal Year 2001 from 15.9% in Fiscal Year 2000. The increase in gross profit includes the impact of reduced manufacturing costs and increased production volume. The decrease in gross margin is attributable to the impact of increased paper prices reflected in sales.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses increased to $24.8 million, or 5.0% of print sales, in Fiscal Year 2001 from $24.1 million, or 5.2% of print sales, in Fiscal Year 2000. This increase includes increases in certain selling and employee related expenses, offset in part by a reduction in pension costs.

Operating Income. As a result of the above factors, operating income from the print business increased to $49.9 million in Fiscal Year 2001 from $49.4 million in Fiscal Year 2000.


American Color (Premedia Services)


Sales. American Color's sales of $80.1 million in Fiscal Year 2001 approximated sales of $80.2 million in Fiscal Year 2000.


Gross Profit. American Color's gross profit increased $4.9 million to $22.9 million in Fiscal Year 2001 from $18.0 million in Fiscal Year 2000. American Color's gross margin increased to 28.6% in Fiscal Year 2001 from 22.4% in Fiscal Year 2000. These increases are primarily the result of reduced manufacturing costs related to various cost containment programs and the consolidation of certain production sites. Fiscal Year 2000 included $0.6 million of non-recurring costs associated with the consolidation of certain production sites.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses decreased to $11.4 million, or 14.3% of American Color's sales in Fiscal Year 2001 from $13.1 million, or 16.3% of American Color's sales in Fiscal Year 2000. These decreases include the impact of various cost containment programs implemented during Fiscal Year 2000.

Operating Income. As a result of the above factors, operating income at American Color increased $6.5 million to $11.4 million in Fiscal Year 2001 from $4.9 million in Fiscal Year 2000.

Historical Results of Operations

                      Fiscal Year 2000 vs. Fiscal Year 1999

Total sales increased 5.1% to $546.7 million in Fiscal Year 2000 from $520.3 million in Fiscal Year 1999. This increase includes an increase in print sales of $31.0 million, or 7.2%, offset in part by a decrease in American Color sales of $3.6 million, or 4.3%. Total gross profit increased to $90.3 million, or 16.5% of sales, in Fiscal Year 2000 from $81.3 million, or 15.6% of sales, in Fiscal Year 1999. Total operating income increased to $46.1 million, or 8.4% of sales, in Fiscal Year 2000 from $29.5 million, or 5.7% of sales, in Fiscal Year 1999. See the discussion of these changes by segment below.


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


American Color (Premedia Services)

Sales. American Color's sales decreased $3.6 million, or 4.3%, to $80.2 million in Fiscal Year 2000 from $83.8 million in Fiscal Year 1999. The decrease in Fiscal Year 2000 was primarily the result of reduced premedia production volume.

Gross Profit. American Color's gross profit decreased $1.1 million to $18.0 million in Fiscal Year 2000 from $19.1 million in Fiscal Year 1999. American Color's gross margin decreased to 22.4% in Fiscal Year 2000 from 22.8% in Fiscal Year 1999. These decreases are primarily the result of reduced sales volume and related margins, offset in part by material and payroll savings associated with various cost containment measures implemented during Fiscal Year 2000. Fiscal Year 2000 and Fiscal Year 1999 included $0.6 million and $0.9 million, respectively, of non-recurring costs associated with the consolidation of certain production sites.

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

Other Operations (Fiscal Year 2001 vs. Fiscal Year 2000 and Fiscal Year 2000 vs. Fiscal Year 1999)

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general, administrative and other expenses, including amortization expense.

Operating losses from other operations improved to a loss of $7.7 million in Fiscal Year 2001 from a loss of $8.2 million in Fiscal Year 2000. This change includes a $1.4 million decrease in operating losses at Digiscope due primarily to higher digital visual effects production volume, offset in part by increases in certain corporate general and administrative expenses and increased amortization expense.

Operating losses from other operations increased to a loss of $8.2 million in Fiscal Year 2000 from a loss of $7.0 million in Fiscal Year 1999. This change includes $0.9 million of increased operating losses at Digiscope due primarily to lower digital visual effects sales volume in Fiscal Year 2000.


Non-cash amortization expenses (which primarily includes goodwill amortization) within other operations, were $3.2 million, $2.8 million and $2.6 million in Fiscal Years 2001, 2000 and 1999, respectively.


Restructuring Costs and Other Special Charges

Restructuring Costs

In March 1999, we approved a plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan has been accounted for in accordance with the guidance set forth in EITF 94-3. The pretax costs of $4.6 million, which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. During Fiscal Year 2001, $1.1 million of these costs were paid. The remaining $0.4 million balance in the restructuring reserve at March 31, 2001 includes remaining payouts of involuntary employee termination and lease commitment costs.

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

Interest Expense

Interest expense decreased 2.7% to $33.0 million in Fiscal Year 2001 from $34.0 million in Fiscal Year 2000. This decrease reflects lower levels of indebtedness, offset in part by increased borrowing costs. See note 5 to our consolidated financial statements appearing elsewhere in this Report.

Interest expense decreased 6.3% to $34.0 million in Fiscal Year 2000 from $36.2 million in Fiscal Year 1999. This decrease includes the impact of both lower levels of indebtedness and lower weighted average interest rates.

Other, Net

Other, net increased to an expense of $1.2 million in Fiscal Year 2001 from an expense of $0.6 million in Fiscal Year 2000. Included in Fiscal Year 2001 is a $0.4 million non-cash write-off of certain fixed assets. Other, net decreased to an expense of $0.6 million in Fiscal Year 2000 from an expense of $1.2 million in Fiscal Year 1999. Other, net in Fiscal Year 1999 includes various non-recurring legal settlements and related fees of approximately $0.8 million.

Income Taxes

Our effective tax rates for Fiscal Years 2001 and 2000 were less than the federal statutory rate due primarily to decreases in the valuation allowance, partially offset by amortization of nondeductible goodwill and foreign tax expense. In the fourth quarter of Fiscal Year 2001, the valuation allowance for deferred tax assets was reduced by $7.3 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets will be realized in future years. The valuation allowance decreased by $12.6 million (including the $7.3 million decrease discussed above) during Fiscal Year 2001 as a result of changes in the deferred tax items. Our effective tax rate for Fiscal Year 1999 exceeded the federal statutory rate due primarily to increases in the valuation allowance, amortization of nondeductible goodwill, and foreign tax expense.

Extraordinary Loss on Early Extinguishment of Debt

As part of the 1998 Refinancing, which was completed in Fiscal Year 1999, we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness.

Net Income (Loss)

As a result of the factors discussed above, our net income increased to $24.4 million in Fiscal Year 2001 from $9.5 million in Fiscal Year 2000. Our net income (loss) improved to income of $9.5 million in Fiscal Year 2000 from a loss of $12.5 million in Fiscal Year 1999. The Fiscal Year 1999 net loss includes the $4.1 million extraordinary loss related to early extinguishment of debt, $4.6 million of restructuring costs and $0.9 million of other special charges related to asset write-offs and write-downs associated with our American Color division.

Liquidity and Capital Resources

We have a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") that provides for:

          (1) a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),

          (2) a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and

          (3) a revolving credit facility providing for a maximum of $70 million borrowing availability, subject to certain customary conditions, maturing on March 31, 2004, including up to $40 million for letters of credit, (the "Revolving Credit Facility").

At March 31, 2001, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $27.4 million, and, therefore, additional borrowing availability of approximately $42.6 million.

On November 21, 2000, we repurchased, in the open market, an aggregate principal amount of $5.0 million of our 12 3/4 % Senior Subordinated Notes Due 2005 (the "Notes") for $4.9 million.


During Fiscal Year 2000, we voluntarily prepaid $15 million of our bank indebtedness, reducing the A Term Loan Facility by $10.9 million and the B Term Loan Facility by $4.1 million. At March 31, 2001, $9.6 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. As a result of the voluntary prepayments, we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. The scheduled A Term Loan and B Term Loan payments due on March 31, 2002 will be approximately $0.2 million in total. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the fiscal year ending March 31, 2002 ("Fiscal Year 2002") will approximate $6.8 million and $0.8 million, respectively.

In Fiscal Year 2001, net cash provided by operating activities of $40.9 million (see consolidated statements of cash flows appearing elsewhere in this Report) and proceeds from the sale of property, plant and equipment of $0.2 million were primarily used to fund the following expenditures:

          (1)  $8.8 million in net revolver repayments,

          (2) $13.1 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $7.0 million and repurchase of the Notes for $4.9 million), and

          (3)  $19.2 million in cash capital expenditures.

We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that Fiscal Year 2002 cash capital expenditures will approximate $12.4 million and equipment acquired under capital leases will approximate $8.9 million. Our cash on hand of approximately $8.7 million is presented net of outstanding checks within trade accounts payable at March 31, 2001. Accordingly, cash is presented at a balance of $0 in the March 31, 2001 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness, including repurchases of Notes in privately negotiated transactions or in open market purchases to the extent permitted by our Bank Credit Agreement.

At March 31, 2001, we had total indebtedness outstanding of $261.7 million, including capital lease obligations, as compared to $277.3 million at March 31, 2000, representing a net reduction in total indebtedness during Fiscal Year 2001 of $15.6 million. Of the total debt outstanding at March 31, 2001, $49.3 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 6.8%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At March 31, 2001, we had indebtedness other than obligations under the Bank Credit Agreement of $212.4 million (including $180 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement. See note 5 to our consolidated financial statements appearing elsewhere in this Report.

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



EBITDA

                                                           Fiscal Year Ended March 31,
                              --------------------------------------------------------------------------------------
                                     2001                             2000                               1999
                              -------------------              ------------------                 ------------------

                                                            (dollars in thousands)


EBITDA

   Print                      $      74,298                            72,543                             61,627

   American Color (a)                17,075                            11,003                              5,283

   Other (b) (c)                     (3,068)                           (3,539)                            (2,624)
                              -------------------              ------------------                 ------------------

      Total                   $      88,305                            80,007                             64,286
                              ===================              ==================                 ==================

EBITDA Margin

    Print                              14.8%                             15.7%                               14.3%

    American Color                     21.3%                             13.7%                                6.3%

       Total                           15.0%                             14.6%                               12.4%



(a) American Color EBITDA for Fiscal Year 1999 includes the impact of restructuring costs of $4.6 million. See "Restructuring Costs and Other Special Charges" above. American Color EBITDA also includes $0.5 million and $0.6 million of non-recurring charges in Fiscal Year 2000 and Fiscal Year 1999, respectively, associated with the consolidation of certain production facilities.

(b) Other operations include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

(c) Other operations also reflects the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program in Fiscal Year 1999.


EBITDA is presented and discussed because we believe that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs, other expense (income) and extraordinary items. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Print. As a result of the reasons previously described under "--Print," (excluding changes in depreciation and amortization expense), print EBITDA increased $1.8 million to $74.3 million in Fiscal Year 2001 from $72.5 million in Fiscal Year 2000. Print EBITDA increased $10.9 million to $72.5 million in Fiscal Year 2000 from $61.6 million in Fiscal Year 1999. Print EBITDA Margin decreased to 14.8% in Fiscal Year 2001 from 15.7% in Fiscal Year 2000. Print EBITDA Margin increased to 15.7% in Fiscal Year 2000 from 14.3% in Fiscal Year 1999. The decrease in EBITDA Margin in Fiscal Year 2001 is attributable to the impact of increased paper prices reflected in sales.

American Color (Premedia Services). As a result of the reasons previously described under "--American Color," (excluding changes in depreciation, amortization, other non-cash expenses and other special charges related to asset write-offs and write-downs), American Color EBITDA increased $6.1 million to $17.1 million in Fiscal Year 2001 from $11.0 million in Fiscal Year 2000. American Color EBITDA increased $5.7 million to $11.0 million in Fiscal Year 2000 from $5.3 million in Fiscal Year 1999. American Color EBITDA Margin increased to 21.3% in Fiscal Year 2001 from 13.7% in Fiscal Year 2000. American Color EBITDA Margin increased to 13.7% in Fiscal Year 2000 from 6.3% in Fiscal Year 1999. Included in the Fiscal Year 2000 and Fiscal Year 1999 EBITDA and EBITDA Margin is the impact of $0.5 million and $0.6 million of non-recurring charges associated with the consolidation of certain production facilities, respectively, and $4.6 million of restructuring costs in Fiscal Year 1999 (see discussion above).

Other Operations. As a result of the reasons previously described under "--Other Operations," (excluding changes in depreciation and amortization expense), other operations negative EBITDA decreased to negative EBITDA of $3.1 million in Fiscal Year 2001 from negative EBITDA of $3.5 million in Fiscal Year 2000. Other operations negative EBITDA increased to negative EBITDA of $3.5 million in Fiscal Year 2000 from negative EBITDA of $2.6 million in Fiscal Year 1999. Other operations negative EBITDA for Fiscal Year 1999 includes the impact of $0.3 million of non-recurring employee termination expenses and $0.2 million of non-cash charges associated with an employee benefit program.

Amortization of Goodwill

Our goodwill is amortized on a straight-line basis by business segment. Goodwill amortization expense will be approximately $3.0 million in Fiscal Year 2002.

Impact of Inflation

In accordance with industry practice, we generally pass through increases in our costs (primarily paper and ink) to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. In Fiscal Year 1999, as most grades of paper became more plentiful, paper prices declined. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in Fiscal Year 1999. Throughout Fiscal Year 2001, the cost of paper increased. Management expects that, as a result of our strong relationship with key suppliers, our material costs will remain competitive within the industry.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues derived from advertising inserts. Generally, our sales from advertising inserts are highest during periods prior to the following advertising periods: Spring advertising season (March - May); Back-to-School (July - August); and Thanksgiving/Christmas (October - December). Sales of newspaper Sunday comics are not subject to significant seasonal fluctuations. Our strategy has been and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal (i.e., food and drug companies) and who utilize advertising inserts on a higher frequency basis.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments and/or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in connection with a Superfund site in our consolidated statement of financial position at March 31, 2001, which we believe to be adequate. See "Legal Proceedings - Environmental Matters" appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this potential settlement. Management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Accounting

There are no pending accounting pronouncements that, when adopted, are expected to have a material effect on our results of operations or financial position.

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

Quantitative Information. At March 31, 2001 and March 31, 2000, we had both fixed rate and variable rate debt. The carrying value of our total variable rate debt approximated the fair value of such debt at March 31, 2001 and March 31, 2000. At our March 31, 2001 and March 31, 2000 borrowing levels, a hypothetical 10% adverse change in interest rates on the variable rate debt would have been immaterial. Approximately 79% and 76% of our long-term debt (excluding capitalized lease obligations) was fixed rate at March 31, 2001 and March 31, 2000, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.
                                                                        --------

The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

Report of Independent Auditors................................................24
Consolidated balance sheets - March 31, 2001 and 2000.........................25
For the Years Ended March 31, 2001, 2000 and 1999:
                Consolidated statements of operations.........................27
                Consolidated statements of stockholders' deficit..............28
                Consolidated statements of cash flows.........................29
Notes to Consolidated Financial Statements....................................31


The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 14:

          I.      Condensed Financial Information:
                  Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2001, 2000 and 1999, and as of March 31, 2001 and 2000

         II.      Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.

                         Report of Independent Auditors



Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
Nashville, Tennessee
May 25, 2001



                                                       ACG HOLDINGS, INC.
                                                   Consolidated Balance Sheets
                                                     (Dollars in thousands)


                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
Assets
------

Current assets:

   Cash                                                                                 $       0                  $       0

   Receivables:

     Trade accounts, less allowance for
       doubtful accounts of $3,905 and $2,945
       at March 31, 2001 and 2000, respectively                                            62,585                     65,432

     Other                                                                                  2,049                      2,447
                                                                                        -------------              -------------
                  Total receivables                                                        64,634                     67,879

  Inventories                                                                              12,864                     11,062

  Deferred income taxes                                                                     9,817                         --

  Prepaid expenses and other current assets                                                 3,740                      3,329
                                                                                        -------------              -------------
                  Total current assets                                                     91,055                     82,270

Property, plant and equipment:

   Land and improvements                                                                    2,926                      2,923

   Buildings and improvements                                                              20,333                     19,464

   Machinery and equipment                                                                200,770                    191,378

   Furniture and fixtures                                                                  10,533                      9,265

   Leased assets under capital leases                                                      52,762                     53,640

   Equipment installations in process                                                       9,598                      5,815
                                                                                        -------------              -------------
                                                                                          296,922                    282,485

   Less accumulated depreciation                                                         (167,014)                  (145,993)
                                                                                        -------------              -------------
                  Net property, plant and equipment                                       129,908                    136,492


Excess of cost over net assets acquired, less
   accumulated amortization of $50,262 and $47,206
   at March 31, 2001 and 2000, respectively                                                69,560                     72,781

Other assets                                                                               11,679                     12,269
                                                                                        -------------              -------------

                  Total assets                                                          $ 302,202                    303,812
                                                                                        =============              =============



See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                           Consolidated Balance Sheets
                    (Dollars in thousands, except par values)



                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:

   Current installments of long-term debt and capitalized leases                        $   7,809                      7,727

   Trade accounts payable                                                                  36,310                     45,802

   Accrued expenses                                                                        31,474                     31,658

   Income taxes                                                                               174                         56
                                                                                        -------------              -------------
       Total current liabilities                                                           75,767                     85,243

Long-term debt and capitalized leases, excluding current installments                     253,897                    269,617

Deferred income taxes                                                                      10,546                      8,031

Other liabilities                                                                          47,859                     50,310
                                                                                        -------------              -------------
       Total liabilities                                                                  388,069                    413,201

Stockholders' deficit:

   Common stock, voting, $.01 par value, 5,852,223 shares authorized,
      143,399 shares issued and outstanding                                                     1                          1

  Preferred stock, $.01 par value, 15,823 shares authorized, 3,617 shares Series
      AA convertible preferred stock issued and outstanding, $39,442,551 liquidation preference, and 1,606 shares Series BB convertible preferred
      stock issued and outstanding, $17,500,000 liquidation preference                         --                         --

   Additional paid-in capital                                                              58,370                     58,303

   Accumulated deficit                                                                   (141,062)                  (165,485)

   Other accumulated comprehensive loss, net of tax                                        (3,176)                    (2,208)
                                                                                        -------------              -------------
       Total stockholders' deficit                                                        (85,867)                  (109,389)
                                                                                        -------------              -------------
   Commitments and contingencies

       Total liabilities and stockholders' deficit                                      $ 302,202                    303,812
                                                                                        =============              =============






See accompanying notes to consolidated financial statements.



                               ACG HOLDINGS, INC.
                      Consolidated Statements of Operations
                                 (In thousands)


                                                                                        Year ended March 31,
                                                                       ------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                       ------------         ------------         ------------
Sales                                                                 $   587,389              546,710              520,343

Cost of sales                                                             489,538              456,445              439,091
                                                                       ------------         ------------         ------------
     Gross profit                                                          97,851               90,265               81,252

Selling, general and administrative expenses                               41,176               41,562               43,806

Amortization of goodwill                                                    3,056                2,619                2,527

Restructuring costs and other special charges                                  --                   --                5,464
                                                                       ------------         ------------         ------------
     Operating income                                                      53,619               46,084               29,455
                                                                       ------------         ------------         ------------

Other expense (income):

   Interest expense                                                        33,042               33,963               36,242

   Interest income                                                           (113)                (165)                (165)

   Other, net                                                               1,194                  627                1,217
                                                                       ------------         ------------         ------------
         Total other expense                                               34,123               34,425               37,294
                                                                       ------------         ------------         ------------

    Income (loss) before income taxes and
        extraordinary item                                                 19,496               11,659               (7,839)

Income tax expense (benefit)                                               (4,927)               2,189                  523
                                                                       ------------         ------------         ------------
   Income (loss) before extraordinary item                                 24,423                9,470               (8,362)

Extraordinary loss on early extinguishment of debt                             --                   --               (4,106)
                                                                       ------------         ------------         ------------
         Net income (loss)                                             $   24,423                9,470              (12,468)
                                                                       ============         ============         ============







See accompanying notes to consolidated financial statements.



                               ACG HOLDINGS, INC.
                Consolidated Statements of Stockholders' Deficit
                                 (In thousands)

                                                 Series AA
                                                  and BB                                               Other
                                   Voting       convertible       Additional                         accumulated
                                   common        preferred         paid-in        Accumulated       comprehensive
                                   stock           stock           capital           deficit         income (loss)          Total
                                  ----------    ------------     ------------    --------------    -----------------    ------------
Balances, March 31, 1998          $      1           --              58,249         (162,250)           (2,085)          $(106,085)
                                                                                                                        ------------
Net loss                                --           --                  --          (12,468)               --             (12,468)

  Other comprehensive loss,
    net of tax:

     Change in cumulative
     translation adjustment             --           --                  --               --              (504)               (504)

     Unfunded pension liability                      --                  --               --               (99)                (99)
                                                                                                                        ------------

Comprehensive loss                                                                                                         (13,071)

Treasury stock                          --           --                  --             (187)               --                (187)

Executive stock compensation            --           --                  37               --                --                  37
                                  ----------    ------------     ------------    --------------    -----------------    ------------
Balances, March 31, 1999          $      1           --              58,286         (174,905)           (2,688)         $ (119,306)
                                                                                                                        ------------

Net income                              --           --                  --            9,470                --               9,470

  Other comprehensive income, net of tax:

     Change in cumulative
     translation adjustment             --           --                  --               --               296                 296

     Unfunded pension liability         --           --                  --               --               184                 184
                                                                                                                        ------------

Comprehensive income                                                                                                         9,950

Treasury stock                          --           --                  --              (50)               --                 (50)

Executive stock compensation            --           --                  17               --                --                  17
                                  ----------    ------------     ------------    --------------    -----------------    ------------
Balances, March 31, 2000          $      1           --              58,303         (165,485)           (2,208)         $ (109,389)
                                                                                                                        ------------

Net income                              --           --                  --           24,423                                24,423

  Other comprehensive income
   (loss), net of tax:

     Change in cumulative
     translation adjustment             --           --                  --               --              (968)               (968)
                                                                                                                        ------------

Comprehensive income                                                                                                        23,455

Executive stock compensation            --           --                  67               --                --                  67
                                  ----------    ------------     ------------    --------------    -----------------    ------------
Balances, March 31, 2001          $      1           --              58,370         (141,062)           (3,176)         $  (85,867)
                                  ==========    ============     ============    ==============    =================    ============





See accompanying notes to consolidated financial statements.



                               ACG HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)



                                                                                        Year ended March 31,
                                                                       ------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                       ------------         ------------         ------------
Cash flows from operating activities:

   Net income (loss)                                                  $    24,423                9,470              (12,468)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Extraordinary item - non-cash                                                  --                   --                4,106

Other special charges - non-cash                                               --                   --                  908

Depreciation                                                               30,579               30,067               29,651

Amortization of goodwill                                                    3,056                2,619                2,527

Amortization of other assets                                                1,051                1,100                1,498

Amortization of deferred financing costs                                    1,389                1,326                1,412

Loss on disposals of property, plant and equipment                            403                  286                  501

Deferred income tax expense (benefit)                                      (7,302)                 115               (1,303)

Changes in assets and liabilities, net of effects of acquisition of business:

Decrease (increase) in receivables                                          3,118               (7,832)               4,108

Decrease (increase) in inventories                                         (1,920)              (2,676)               2,388

Increase (decrease) in trade accounts payable                              (9,246)               8,611                9,846

Decrease in accrued expenses                                                 (122)                (178)                (753)

Increase (decrease) in current income taxes payable                           118               (1,140)                 694

Increase (decrease) in other liabilities                                   (2,451)              (1,459)               4,133

Other                                                                      (2,183)              (1,535)                 889
                                                                       ------------         ------------         ------------
                        Total adjustments                                  16,490               29,304               60,605
                                                                       ------------         ------------         ------------
Net cash provided by operating activities                                  40,913               38,774               48,137
                                                                       ------------         ------------         ------------



                               ACG HOLDINGS, INC.
                Consolidated Statements of Cash Flows - Continued
                                 (In thousands)



                                                                                        Year ended March 31,
                                                                       ------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                       ------------         ------------         ------------
Cash flows from investing activities:

Purchases of property, plant and equipment                                (19,161)             (21,462)             (11,143)

Acquisition of business                                                        --               (2,829)                  --

Proceeds from sales of property, plant and equipment                          180                  169                  765

Other                                                                         (25)                 (23)                  14
                                                                       ------------         ------------         ------------
             Net cash used by investing activities                        (19,006)             (24,145)             (10,364)
                                                                       ------------         ------------         ------------


Cash flows from financing activities:

    Debt:

      Proceeds                                                                 --                9,215               75,000

      Payments                                                            (14,787)             (15,893)            (103,185)

      Increase in deferred financing costs                                   (198)                (371)              (2,608)

      Repayment of capital lease obligations                               (6,961)              (7,504)              (6,938)

      Other                                                                  (22)                  (23)                 (81)
                                                                       ------------         ------------         ------------
             Net cash used by financing activities                        (21,968)             (14,576)             (37,812)
                                                                       ------------         ------------         ------------


Effect of exchange rates on cash                                               61                  (53)                  39
                                                                       ------------         ------------         ------------

Change in cash                                                                  0                    0                    0

Cash:

   Beginning of period                                                          0                    0                    0
                                                                       ------------         ------------         ------------
   End of period                                                       $        0                    0                    0
                                                                       ============         ============         ============

Supplemental disclosure of cash flow information:

Cash paid for:

   Interest                                                            $   31,873               32,639               35,546

   Income taxes, net of refunds                                        $    2,418                3,111                1,201

Exchange rate adjustment to long-term debt                             $      (22)                 (23)                 (81)

Non-cash investing activities:

   Lease obligations                                                   $    6,110                1,262                5,095





See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------


     ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings and Graphics are collectively referred to as (the "Company"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2001, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations has been fully and unconditionally guaranteed by Holdings.


     The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services conducted by its American Color division.

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

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

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

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

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

     (p)  Shipping and Handling Costs

          The Company's shipping and handling costs are reflected within Cost of Sales in the Consolidated Statements of Operations.


                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

    (2)      Inventories
             -----------

             The components of inventories are as follows (in thousands):

                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
                      Paper                                                             $  10,805                         9,025

                      Ink                                                                     234                            275

                      Supplies and other                                                    1,825                          1,762
                                                                                        -------------              -------------
                               Total                                                    %  12,864                         11,062
                                                                                        =============              =============


 (3)         Other Assets
             ------------

             The components of other assets are as follows (in thousands):

                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
                      Deferred financing costs, less accumulated
                        amortization of $5,851 in 2001 and $4,462
                        in 2000                                                         $   5,048                          6,239

                      Spare parts inventory, net of valuation allowance
                        of $100 in 2001 and 2000                                            4,434                          3,664

                      Other                                                                 2,197                          2,366
                                                                                        -------------              -------------
                              Total                                                     $  11,679                         12,269
                                                                                        =============              =============

    (4)      Accrued Expenses
             ----------------

             The components of accrued expenses are as follows (in thousands):

                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
                      Compensation and related taxes                                    $  13,132                         12,078

                      Employee benefits                                                     9,527                          9,347

                      Interest                                                              4,033                          4,262

                      Other                                                                 4,782                          5,971
                                                                                        -------------              -------------
                             Total                                                      $  31,474                         31,658
                                                                                        =============              =============




                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

    (5)      Notes Payable, Long-Term Debt and Capitalized Leases
             ----------------------------------------------------

             Long-term debt is summarized as follows (in thousands):


                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
                      Bank Credit Agreement:

                              Series A Term Loan                                        $   9,642                          9,642

                              Series B Term Loan                                           39,643                         39,643

                              Revolving Credit Facility Borrowings                             --                          8,764
                                                                                        -------------              -------------
                                                                                           49,285                         58,049


                      12 3/4% Senior Subordinated Notes Due 2005                          180,000                        185,000

                      Capitalized leases                                                   29,882                         30,733

                      Other loans with varying maturities and
                          interest rates                                                    2,539                          3,562
                                                                                        -------------              -------------
                             Total long-term debt                                         261,706                        277,344

                      Less current installments                                             7,809                          7,727
                                                                                        -------------              -------------

                             Long-term debt and capitalized leases,
                                 excluding current installments                         $ 253,897                        269,617
                                                                                        =============              =============


          The Company has a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement"), providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"). In addition, the Company recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes, associated with the write-off of deferred financing costs related to refinanced indebtedness in the fiscal year ended March 31, 1999.

          As noted above, the Revolving Credit Facility provides for a maximum of $70 million borrowing availability, subject to certain customary conditions. This availability includes a provision for up to $40 million of letters of credit. At March 31, 2001, the Company had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $27.4 million, and therefore, additional borrowing availability of approximately $42.6 million.

          Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures. The weighted-average rate on outstanding indebtedness under the Bank Credit Agreement at March 31, 2001 was 6.8%.

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

          Borrowings under the Bank Credit Agreement are secured by substantially all of the Company's assets. In addition, Holdings has fully and unconditionally guaranteed the indebtedness under the Bank Credit Agreement, which guarantee is secured by a pledge of all of Graphics' and its subsidiaries' stock. The agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants. The Senior Subordinated Notes Indenture's negative covenants are similar to, but in certain respects are less restrictive than, covenants under the Bank Credit Agreement. Graphics' ability to pay dividends or lend funds to Holdings is restricted (see note 1 for a discussion of those restrictions).

          The amortization for total long-term debt and capitalized leases at March 31, 2001 is shown below (in thousands):


                                            Long-Term            Capitalized
       Fiscal year                             Debt                 Leases
       -----------------                 ----------------      -----------------

       2002                                $       993           $       9,266

       2003                                      6,857                   8,388

       2004                                     24,365                   7,517

       2005                                     19,609                   5,079

       2006                                    180,000                   2,904

       Thereafter                                   --                   4,162
                                         ----------------      -----------------

           Total                           $   231,824                  37,316
                                         ================

       Imputed interest                                                 (7,434)
                                                               -----------------
          Present value of minimum lease payments                $      29,882
                                                               =================



          Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments approximate their fair values at March 31, 2001 and 2000.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2001 and 2000 are as follows (in thousands):


                                                                                                        March 31,
                                                                                        ----------------------------------------
                                                                                             2001                       2000
                                                                                        -------------              -------------
                      Deferred tax liabilities:

                        Book over tax basis in fixed assets                             $  22,508                         25,294

                        Foreign taxes                                                       3,626                          3,069

                        Accumulated amortization                                            1,758                          1,712

                        Other, net                                                          3,315                          4,233
                                                                                        -------------              -------------
                        Total deferred tax liabilities                                     31,207                         34,308

                     Deferred tax assets:

                        Bad debts                                                           1,545                          1,174

                        Accrued expenses and other liabilities                             23,468                         24,474

                        Net operating loss carryforwards                                   25,766                         34,314

                        AMT credit carryforwards                                            1,922                          1,500

                        Cumulative translation adjustment                                   1,246                            896
                                                                                        -------------              -------------
                        Total deferred tax assets                                          53,947                         62,358

                        Valuation allowance for deferred tax assets                        23,469                         36,081
                                                                                        -------------              -------------
                        Net deferred tax assets                                            30,478                         26,277
                                                                                        -------------              -------------
                     Net deferred tax liabilities                                       $     729                          8,031
                                                                                        =============              =============



     Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences and future earnings of the Company. In the fourth quarter of fiscal 2001, the valuation allowance was reduced by $7.3 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of the Company's deferred tax assets will be realized in future years. The valuation allowance decreased by $12.6 million (including the $7.3 million decrease discussed above) during fiscal 2001 as a result of changes in the deferred tax items.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

Income tax expense (benefit) attributable to income (loss) from continuing operations consists of (in thousands):

                                                                                        Year ended March 31,
                                                                       ------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                       ------------         ------------         ------------
           Current

              Federal                                                  $      457                  169                   --

              State                                                           343                  251                  237

              Foreign                                                       1,575                1,654                1,589
                                                                       ------------         ------------         ------------
                Total current                                               2,375                2,074                1,826
                                                                       ------------         ------------         ------------


           Deferred


              Federal                                                      (6,344)                (133)                (132)

              State                                                        (1,515)                 (15)                (102)

              Foreign                                                         557                  263               (1,069)
                                                                       ------------         ------------         ------------
                Total deferred                                            (7,302)                  115               (1,303)
                                                                       ------------         ------------         ------------

           Provision (benefit) for income taxes                        $   (4,927)               2,189                  523
                                                                       ============         ============         ============




                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

       The effective tax rates for the fiscal years ending March 31, 2001, 2000 and 1999 were (25.3%), 18.8% and (6.7%), respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

                                                                                        Year ended March 31,
                                                                       ------------------------------------------------------
                                                                            2001                 2000                 1999
                                                                       ------------         ------------         ------------
               Statutory tax rate                                            35.0%                35.0%                35.0%

               State income taxes, less
                  federal tax impact                                         (3.9)                 1.3                 (1.1)

               Foreign taxes, less federal
                  tax impact                                                  7.1                 10.9                 (4.4)

               Amortization                                                   3.2                  5.1                 (6.2)

               Change in valuation
                  allowance                                                 (59.1)               (37.7)               (34.4)

               Other, net                                                    (7.6)                 4.2                  4.4
                                                                       ------------         ------------         ------------
               Effective income tax rate                                    (25.3%)               18.8%               (6.7%)
                                                                       ============         ============         ============


       As of March 31, 2001, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $37.4 million, which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 2002 and will be totally expired in 2019.

       As of March 31, 2001, the Company had available NOL's for federal purposes of $69.0 million, which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2011 and will be totally expired in 2019.

       The Company also had available an alternative minimum tax credit carryforward of $1.9 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

       The Company has alternative minimum tax NOL's in the amount of $57.8 million, which will begin to expire in 2011 and will be completely expired in 2019.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(7)    Employee Benefit Plans

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

       Supplemental Executive Retirement Plan
       In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Such benefits will be paid from the Company's assets. The aggregate accumulated projected benefit obligation under this plan was approximately $2.8 million and $2.6 million at March 31, 2001 and March 31, 2000, respectively.

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

      401(k) Defined Contribution Plan

       Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made bi-weekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $4.2 million during the fiscal year ended March 31, 2001, $4.1 million during the fiscal year ended March 31, 2000 and $3.8 million during the fiscal year ended March 31, 1999.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the defined benefit plans' benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2001 and 2000 and a statement of the funded status of such plans as of March 31, 2001 and 2000:



                                                               Defined Benefit                          Defined Benefit
                                                                Pension Plans                         Postretirement Plan
                                                       ------------------------------           ------------------------------
                                                         2001                 2000                 2001                2000
                                                       ---------            ---------           ---------            ---------
Change in Benefit Obligation

  Benefit obligation at beginning of year              $  53,198               58,332               2,617               2,646

  Service cost                                               438                  425                  14                  26

  Interest cost                                            4,102                3,945                 196                 178

  Plan participants' contributions                            --                   --                 222                 186

  Actuarial loss (gain)                                    1,106               (6,516)                272                  79

  Expected benefit payments                               (3,481)              (2,868)               (582)               (498)

  Curtailment gain                                            (2)                 (56)                 --                  --

  Settlement gain                                            (34)                 (64)                 --                  --
                                                       ---------            ---------           ---------            ---------
  Benefit obligation at end of year                    $  55,327               53,198               2,739                2,617
                                                       =========            =========           =========            =========


Change in Plan Assets

  Fair value of plan assets at beginning of year       $  56,098               49,483                  --                   --

  Actual return on plan assets                            (4,681)               9,313                  --                   --

  Employer contributions                                     639                  544                 360                  313

  Plan participants' contributions                            --                   --                 222                  186

  Benefits paid                                           (3,385)              (3,242)               (582)                (499)
                                                       ---------            ---------           ---------            ---------
  Fair value of plan assets at end of year             $  48,671               56,098                  --                   --
                                                       =========            =========           =========            =========


Funded Status                                          $  (6,656)               2,900              (2,739)              (2,617)

  Unrecognized net actuarial gain                         (1,285)             (13,220)               (954)              (1,348)

  Unrecognized prior service cost (gain)                    (102)                (290)             (2,078)              (2,299)
                                                       ---------            ---------           ---------            ---------
  Accrued benefit liability                            $  (8,043)             (10,610)             (5,771)              (6,264)
                                                       =========            =========           =========            =========




                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements



                                                               Defined Benefit                          Defined Benefit
                                                                Pension Plans                         Postretirement Plan
                                                       ------------------------------           ------------------------------
                                                         2001                 2000                 2001                2000
                                                       ---------            ---------           ---------            ---------

    Weighted - Average Assumptions

       Discount rate - benefit obligation                   7.75%                7.75%               7.75%                7.75%

       Expected return on plan assets                      10.00%               10.00%                 N/A                  N/A

       Rate of compensation increase                         N/A                  N/A                  N/A                  N/A


     For measurement purposes under the defined benefit postretirement plan, a
     6.5 percent annual rate of increase in the per capita cost of covered health care benefits, excluding prescription drugs, was assumed for March 31, 2001. This rate was assumed to decrease gradually to 5 percent through fiscal year 2004 and remain at that level thereafter. A 12 percent annual rate of increase in the per capita cost of covered prescription drugs was assumed for March 31, 2001. This rate was assumed to decrease gradually to 5 percent through fiscal year 2008 and remain at that level thereafter.


                                                               Defined Benefit                          Defined Benefit
                                                                Pension Plans                         Postretirement Plan
                                                       ------------------------------           ------------------------------
                                                         2001        2000      1999                2001       2000      1999
                                                       ---------  --------- ---------           ---------  --------- ---------

     Components of Net Periodic Benefit Cost

            Service cost                               $     438        425       680                  14         26        30

            Interest cost                                  4,102      3,945     3,876                 196        178       181

            Expected return on plan assets                (5,468)    (4,815)   (4,410)                 --         --        --

            Amortization of prior service cost              (112)       (89)       55                (222)      (222)     (315)

            Recognized net actuarial gain                   (885)        (5)       --                (123)      (110)     (142)
                                                       ---------  --------- ---------           ---------  --------- ---------

            Net periodic benefit (income) cost         $  (1,925)      (539)      201                (135)      (128)     (246)
                                                       =========  ========= =========           =========  ========= =========



     Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                   1% Point                      1% Point
                                                                   Increase                      Decrease
                                                                  --------------               --------------
                 Effect on total of service and interest
                 cost components of expense                          $   6                          (5)

                 Effect on postretirement benefit obligation         $  82                         (75)




                            ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(8)  Capital Stock

     At March 31, 2001, capital stock consists of Holdings' common stock ("Common Stock") and Series AA and Series BB convertible preferred stock collectively, ("Preferred Stock"). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote on. The Preferred Stock has no voting rights. Dividends on the Common Stock and Preferred Stock are discretionary by the Board of Directors. Upon the occurrence of a Liquidation Event (as defined in the amended and restated Certificate of Incorporation), all amounts available for payment or distribution shall first be paid to holders of Series BB preferred stock, then holders of Series AA preferred stock and then to holders of Common Stock. Each share of the Preferred Stock may be converted, at the option of the holder, into shares of Common Stock using conversion ratios and subject to conditions set forth in the Company's Certificate of Incorporation.

(9)  Stock Option Plans

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

     A summary of activity under the Common Stock Option Plans is as follows:


                                                                                Weighted-
                                                                                Average
                                                                                Exercise        Exercisable
                                                         Options                Price ($)       Options (b)
                                                         ----------            ------------     -----------
         Outstanding at March 31, 1998                      37,207                1.42 (a)          1,147

            Granted                                          4,283               97.45

            Exercised                                           --                 --

            Forfeited                                       (4,309)              12.23
                                                         ----------

         Outstanding at March 31, 1999                      37,181               11.23              9,698

            Granted                                          2,665               18.02

            Exercised                                       (9,249)                .01

            Forfeited                                         (757)              88.72
                                                         ----------

         Outstanding at March 31, 2000                      29,840               13.35              9,536

            Granted                                             --                 --

            Exercised                                           --                 --

            Forfeited                                           --                 --
                                                         ----------

         Outstanding at March 31, 2001                      29,840               13.35             19,087
                                                         ==========




(a)  Reflects Fiscal Year 1998 option repricing discussed below.

(b) 365 and 780 of the exercisable options at March 31, 2000 and March 31, 2001, respectively, have a $240/option exercise price, all other exercisable options, in all periods, have a $.01/option exercise price.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     No options were granted in the fiscal year ended March 31, 2001. The weighted-average grant-date fair value of options granted was $0 for fiscal years ending March 31, 1999 and 1998. In the fiscal year ended March 31, 2000, 1,970 options were granted with weighted-average grant-date fair value of approximately $.01/option and 495 options were granted with weighted-average grant-date fair value of $539/option. These options were granted with a weighted-average exercise price of $.01/option. Also, in the fiscal year ended March 31, 2000, 200 options were granted with a weighted-average grant-date fair value of approximately $.01/option and a weighted-average exercise price of $240/option. The fair value for all options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 2000 and 1999: risk-free interest rates of 5.3
     - 6.4% and 4.5 - 5.6%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 5 years. The weighted-average remaining contractual life of the options outstanding at March 31, 2001 was
     6.3 years. During the fiscal year ended March 31, 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. A total of 7,281 shares (including 362 previously exercised options that were subsequently cancelled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2001.

     As a result of the SFAS 123 requirements, the Company recognized related stock compensation expense of less than $0.1 million in the fiscal year ended March 31, 2001 and the fiscal year ended March 31, 2000, and no compensation expense in the fiscal year ended March 31, 1999.

     Preferred Stock Option Plan

     In the fiscal year ended March 31, 1998, the Company established the ACG Holdings, Inc. Preferred Stock Option Plan (the "Preferred Stock Option Plan"). This plan is administered by the Committee and provides for granting up to 583 shares of Preferred Stock. Stock options may be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options are fully vested and are 100% exercisable at the date of grant. All options expire 10 years from date of grant.

     A summary of the Preferred Stock Option Plan is as follows:

                                                                    Options
                                                                  -----------

                  Outstanding at March 31, 1998                       526

                     Granted                                           29

                     Exercised                                         --

                     Forfeited                                         --
                                                                  -----------

                  Outstanding at March 31, 1999                       555

                     Granted                                           --

                     Exercised                                         --

                     Forfeited                                         --
                                                                  -----------

                  Outstanding at March 31, 2000                       555

                     Granted                                           --

                     Exercised                                         --

                     Forfeited                                         --
                                                                  -----------

                  Outstanding at March 31, 2001                       555
                                                                  ===========

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     All options were granted with a $1,909 exercise price. The weighted-average grant-date fair value of options granted was $1,288 and $1,091 for the fiscal year ended March 31, 1999 and for the fiscal year ended March 31, 1998, respectively. The weighted-average remaining contractual life of the options outstanding at March 31, 2001 was 6.8 years. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the fiscal year ended March 31, 1999 and the fiscal year ended March 31, 1998: risk free interest rate of 5.6% and 5.5%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 2 years. All of the options outstanding were exercisable at March 31, 2001. A total of 28 shares of Holdings Preferred Stock was reserved for issuance, but not granted under the Preferred Stock Option Plan at March 31, 2001.

     As a result of the SFAS 123 requirements, the Company recognized related stock compensation expense of less than $0.1 million in the fiscal year ended March 31, 1999. No grants of preferred options in the fiscal years ended March 31, 2000 and March 31, 2001 resulted in zero stock compensation expense for those years.

(10) Commitments and Contingencies

     The Company incurred rent expense for the fiscal years ended March 31, 2001, 2000 and 1999 of $5.9 million, $6.0 million and $6.9 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2001 are as follows (in thousands):


                  Fiscal Year
                  -----------

                  2002                              $  4,431

                  2003                                 3,530

                  2004                                 2,285

                  2005                                 1,657

                  2006                                 1,424

                  Thereafter                           3,764
                                                    ---------
                     Total                          $ 17,091
                                                    =========

     The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at March 31, 2001, excluding bonuses, was approximately $3.2 million.

     On December 21, 1989, Graphics sold to CPS Corp. ("CPS"), its ink manufacturing operations and facilities. Concurrent with the sale of its ink manufacturing facility, Graphics entered into a long-term ink supply contract with CPS. The supply contract requires Graphics to purchase a significant portion of its ink requirements, within certain limitations and minimums, from CPS. Graphics believes that prices for products under this contract approximate market prices at the time of purchase of such products.

     In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 2001 is $27.3 million and is included within Other liabilities in the Company's consolidated balance sheet.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA", also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 2001. The Company believes this amount is adequate to cover such liability.

     The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

(11) Significant Customers

     No single customer represented 10% or more of total sales in the fiscal years ended March 31, 2001, 2000, and 1999.

(12) Interim Financial Information (Unaudited)

     Quarterly financial information follows (in thousands):

                                                                      Gross           Net Income
                                                    Net Sales         Profit            (Loss)
                                                  -------------    -------------    -------------

                  Fiscal Year 2001

                      Quarter Ended
                         June 30                  $   141,527           24,915            6,936
                         September 30                 138,844           24,280            4,547
                         December 31                  162,871           27,999            7,699
                         March 31                     144,147           20,657            5,241
                                                  -------------    -------------    -------------
                               Total              $   587,389           97,851           24,423
                                                  =============    =============    =============

                  Fiscal Year 2000

                      Quarter Ended
                         June 30                  $   123,608           21,263            4,266
                         September 30                 134,211           22,297            1,964
                         December 31                  152,213           25,808            5,286
                         March 31                     136,678           20,897           (2,046)
                                                  -------------    -------------    -------------
                               Total              $   546,710           90,265            9,470
                                                  =============    =============    =============


                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(13) Restructuring Costs and Other Special Charges

     Restructuring Costs

     In March 1999, the Company approved a plan for its American Color division which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. The cost of this plan has been accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of $4.6 million, which were incurred as a direct result of this plan (excluding other special charges related to asset write-offs and write-downs - see below) included $2.5 million of employee termination costs, $1.2 million of lease settlement costs and $0.9 million of other transition and restructuring expenses. This restructuring charge was recorded in the quarter ended March 31, 1999. The majority of these costs were paid or settled before March 31, 2000. During the fiscal year ended March 31, 2001, $1.1 million of these costs were paid. The remaining $0.4 million balance in the restructuring reserve at March 31, 2001 includes remaining payouts of involuntary employee termination and lease commitment costs.

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


(14) Parent Guarantee of Subsidiary Debt

     Graphics, the issuer of the Notes, is a wholly-owned subsidiary of Holdings. Holdings has no other subsidiaries. Holdings has fully and unconditionally guaranteed the payment of principal and interest on the Notes on an unsecured senior subordinated basis. The guaranty by Holdings ranks junior to all existing and future senior indebtedness of Holdings, including its full and unconditional guaranty of Graphics obligations under the Bank Credit Agreement. Holdings conducts no business other than as the sole shareholder of Graphics and has no significant assets other than the capital stock of Graphics, all of which is pledged to secure Holdings' obligations under the Bank Credit Agreement. Holdings is dependent upon distributions from Graphics to fund its obligations. Graphics' ability to pay dividends or lend funds to Holdings is restricted (see note 1 for a discussion of those restrictions).

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(15) Industry Segment Information

     Effective March 31, 1999, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has significant operations principally in two industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division and all of the Company's premedia services business and assets are attributed to the American Color division ("American Color"). The Company's digital visual effects operations and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by SFAS 131.

     The Company has two reportable segments: (1) print and (2) premedia services. The print business produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs, other expense (income) and extraordinary items. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

     The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

                                                                                                        Corporate
     (In Thousands of Dollars)                                    Print                Premedia          and Other       Total
     ------------------------------------------               --------------        --------------   --------------   --------------
         2001
         Segment revenues                                     $      501,311            80,060            6,018          587,389

         EBITDA                                               $       74,298            17,075           (3,068)          88,305
         Depreciation and amortization                                24,380             5,666            4,640           34,686
         Interest expense                                                 --                --           33,042           33,042
         Interest income                                                  --                --             (113)            (113)
         Other, net                                                      (33)              856              371            1,194
                                                              --------------        --------------   --------------   --------------
              Income (loss) before income taxes               $       49,951            10,553          (41,008)          19,496

         Total assets                                         $      256,786            28,457           16,959          302,202

         Total capital expenditures                           $       19,492             5,539              240           25,271


                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


                                                                                                      Corporate
     (In Thousands of Dollars)                                   Print                 Premedia         and Other          Total
     ------------------------------------------               --------------        --------------   --------------   --------------
        2000
     Segment revenues                                         $      462,886            80,240            3,584          546,710

     EBITDA                                                   $       72,543            11,003           (3,539)          80,007
     Depreciation and amortization                                    23,097             5,983            4,706           33,786
     Interest expense                                                     --                --           33,963           33,963
     Interest income                                                      --                --             (165)            (165)
     Other charges, net                                                   --               137               --              137
     Other, net                                                           98               208              321              627
                                                              --------------        --------------   --------------   --------------
          Income (loss) before income taxes                   $       49,348             4,675           (42,364)         11,659

     Total assets                                             $      262,761            31,333            9,718          303,812

     Total capital expenditures                               $       17,977             4,419              328           22,724

     -------------------------------------------------------------------------------------------------------------------------------

     1999
     Segment revenues                                         $      431,936            83,816            4,591          520,343

     EBITDA                                                   $       61,627             5,283           (2,624)          64,286
     Depreciation and amortization                                    22,633             6,670            4,373           33,676
     Interest expense                                                     --                --           36,242           36,242
     Interest income                                                      --                --             (165)            (165)
     Other charges,net                                                    --             1,155               --            1,155
     Other, net                                                           24               819              374            1,217
                                                              --------------        --------------   --------------   --------------
          Income (loss) before income taxes
            and extraordinary items                           $       38,970            (3,361)         (43,448)          (7,839)

     Total assets                                             $      256,641            30,451           11,908          299,000

     Total capital expenditures                               $        9,369             6,051              818           16,238



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2001). All directors hold office until their successors are duly elected and qualified.


         Name                       Age    Position with Graphics and Holdings
         ----                       ---    -----------------------------------
         Stephen M. Dyott            49    Chairman, President of Holdings, Chief Executive Officer and Director
         James S. Hoch               41    Director
         Eric T. Fry                 34    Director
         Joseph M. Milano            48    Executive Vice President and Chief Financial Officer
         Malcolm J. Anderson         62    President of Graphics
         Timothy M. Davis            46    Senior Vice President/Administration, Secretary and General Counsel
         Stuart R. Reeve             37    Executive Vice President, Operations of Graphics
         Larry R. Williams           60    Executive Vice President, Purchasing of Graphics
         Patrick W. Kellick          43    Senior Vice President/Corporate Controller and Assistant Secretary

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


James S. Hoch - Director of Graphics and Holdings since February of 2001; Managing Director of Morgan Stanley & Co. ("MS&Co.") and the general partner of Morgan Stanley Capital Partners III, L.P. ("MSCP III") and Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"); joined MS&Co. in 1982; Currently a Director of Silgan Holdings, Choice One Communications, Netscalibur Ltd of the UK, Primacom AG of Germany, and Xtempus of the UK.

Eric T. Fry - Director of Graphics and Holdings since March 1996; Principal of MS&Co. and the general partner of MSCP III and MSLEF II; joined MS&Co. in 1989; Director of EnerSys Inc., Direct Response Corporation, Homesite Group, LifeTrust America, Vanguard Health Systems and The Underwriter Holdings Company Limited.


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

Timothy M. Davis - Senior Vice President/Administration, Secretary and General Counsel of Holdings and Graphics since 1989; Assistant General Counsel of MacMillan, Inc. and counsel to affiliates of Maxwell Communication Corporation North America, January 1989 to June 1989; Attorney in private practice from 1981 to 1989.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for services to Holdings and Graphics during the fiscal years ended March 31, 2001, 2000 and 1999 to the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") of Holdings and/or Graphics.



                                                       Summary Compensation Table


                                                                                            Long-Term Compensation
                                                                                      ------------------------------------
                                                               Annual Compensation             Awards             Payouts
                                                ------------------------------------  -------------------------  ---------

                                                                                                   Securities
                                                                              Other                   Under-                  All
                                                                             Annual    Restricted     lying                  Other
   Name and Principal                                                       Compen-     Stock        Options/       LTIP    Compen-
        Position                  Period           Salary        Bonus      sation     Award(s)      SAR's (#)     Payouts  sation
-------------------------   ------------------  ------------ ------------- ---------  -------------- ------------ --------- --------
Stephen M. Dyott              Fiscal Year 2001   $ 575,000    $1,425,000      --           --             --          --        --
Chairman, President of        Fiscal Year 2000   $ 575,000    $1,000,000      --           --             --          --        --
Holdings and Chief            Fiscal Year 1999   $ 517,311    $  800,000      --           --             --          --        --
Executive Officer & Director

Joseph M. Milano              Fiscal Year 2001   $ 330,000    $  425,000      --           --             --          --        --
Executive Vice President      Fiscal Year 2000   $ 309,231    $  375,000      --           --             --          --        --
& Chief Financial Officer     Fiscal Year 1999   $ 287,981    $  325,000      --           --             29          --        --

Malcolm J. Anderson           Fiscal Year 2001   $ 350,000    $  325,000      --           --             --          --        --
President of Graphics         Fiscal Year 2000   $ 319,231    $  325,000      --           --            691          --        --
                              Fiscal Year 1999   $ 240,385    $  225,000      --           --             --          --        --

Timothy M. Davis              Fiscal Year 2001   $ 295,000    $  325,000      --           --             --          --        --
Senior VicePresident/         Fiscal Year 2000   $ 277,692    $  275,000      --           --             --          --        --
Administration,               Fiscal Year 1999   $ 252,308    $  225,000      --           --             --          --        --
Secretary & General Counsel

Stuart R. Reeve               Fiscal Year 2001   $ 300,000    $  260,000      --           --             --          --        --
Executive Vice President,     Fiscal Year 2000   $ 284,616    $  260,000      --           --            441          --        --
Operations of Graphics        Fiscal Year 1999   $ 234,134    $  225,000      --           --             --          --        --


The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.



                                                Option/SAR Grants in Last Fiscal Year


                                                                                                                    Alternative
                                                                                                                  To (f) and (g)
                                                                                                                    Grant Date
                                           Individual Grants                                                           Value
    -----------------------------------------------------------------------------------------------------    -----------------------
                                                      % of Total
                                                        Options/
                                  Number of              SAR's
                                  Securities          Granted to                                                      Grant
                                  Underlying           Employees         Exercise or                                  Date
                                Options/SAR's          in Fiscal          Base Price        Expiration               Present
            Name                 Granted (#)           Year 2001            ($/sh)             Date                 Value ($)
    ----------------------     -----------------     --------------     ---------------    --------------    -----------------------





Common Stock Option Plans
     None

Preferred Stock Option Plan
    None


The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values



                                                                     Number of Securities              Value of Unexercised
                                                                    Underlying Unexercised             In-the-Money Options/
                               Shares Acquired         Value       Options/SAR's at 3/31/01              SAR's at 3/31/01
                               on Exercise (#)      Realized($)    Exercisable/Unexercisable(#)    Exercisable/Unexercisable ($)
                               ----------------    --------------  ----------------------------    -----------------------------
Common Stock Option Plans (a)
     Stephen M. Dyott                 --                 --           5,025.25 / 2,292.50            6,122,564 / 2,793,090 (a)
     Joseph M. Milano                 --                 --           2,725.50 / 1,267.75            3,320,640 / 1,544,576 (a)
     Malcolm J. Anderson              --                 --             814.25 / 807.75                992,050 / 984,130   (a)
     Timothy M. Davis                 --                 --           1,341.50 / 634.50              1,634,430 / 773,049   (a)
     Stuart R. Reeve                  --                 --             769.75 / 620.25                937,833 / 755,688   (a)

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



(a) Holdings' common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the common stock at March 31, 2001.

(b) Holdings' preferred stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the preferred stock at March 31, 2001.

Pension Plan

Graphics sponsors the American Color Graphics, Inc. Salaried Employees' Pension Plan (the "Pension Plan"), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994.

In October 1994, the Board of Directors approved an amendment to the Pension Plan that resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 7 to our consolidated financial statements appearing elsewhere in this Report).

At March 31, 2001, all of the Named Executive Officers had vested in the Pension Plan. At March 31, 2001, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Joseph M. Milano (2 years, 7 months; $5,820), Malcolm J. Anderson (1 year, 3 months; $2,820), Timothy M. Davis (5 years, 5 months; $11,700) and Stuart R. Reeve (5 years, 4 months; $9,185).

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

The basic benefit under the Pension Plan is payable upon completion of five years of vesting service and retirement on or after attaining age 65. Participants may elect early retirement under the Pension Plan upon completion of five years of vesting service and the attainment of age 55, and receive the basic benefit reduced by 0.4167% for each month that the benefit commencement date precedes the attainment of age 65. A deferred vested benefit is available to those participants who separate from service before retirement provided the participant has at least five years of vesting service.

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for the Named Executive Officers, five other current executives and one former executive. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Milano, Anderson, and Davis and July 1, 1997 through June 30, 2002 for Messr. Reeve) and retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

                   Stephen M. Dyott                          $100,000
                   Joseph M. Milano                          $100,000
                   Malcolm J. Anderson                       $ 50,000
                   Timothy M. Davis                          $ 75,000
                   Stuart R. Reeve                           $ 50,000

Such benefits will be paid from our assets (see note 7 to our consolidated financial statements appearing elsewhere in this Report).

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

Graphics is also party to an employment agreement with Malcolm J. Anderson, which provides for an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics' senior executives generally. The term of Mr. Anderson's agreement shall terminate on the earlier of (i) March 31, 2002 or (ii) termination of his employment pursuant to the employment agreement. Such agreement also provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above, or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary continuation payments (and certain other benefits) for a period of two years beginning on the date of termination. The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased. Effective April 1, 2002, Mr. Anderson will be engaged as a consultant to the Company. Under the terms of Mr. Anderson's consulting agreement, he will be paid an annual fee of $125,000 for a two year period.

On August 1, 1999, Graphics also entered into a severance agreement with Stuart Reeve which provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above (but also including as "cause" competition with Graphics), or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. Such base salary payments will be reduced, after the first twelve months from the date of termination, to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

Compensation Committee Interlocks and Insider Participation

We have not maintained a formal compensation committee since the 1993 Acquisition. Mr. Dyott sets compensation in conjunction with the Board of Directors.

Repriced Options

During Fiscal Year 1998, certain common stock option agreements were modified to reprice options previously granted with a $50 exercise price to a $.01 exercise price. Based upon the Board of Directors determination, the new exercise price was not less than the fair market value of such options. See note 9 to our consolidated financial statements appearing elsewhere in this Report. The following table presents information concerning all repricing of options and SARs held by any executive officer during the last ten completed fiscal years.

                        Ten Year Option / SAR Repricings

                                               Number of
                                               Securities       Market Price       Exercise                         Length of
                                               Underlying       of Stock at        Price at        New           Original Option
                                              Options/SARs        Time of           Time of      Exercise       Term Remaining at
                                 Repricing     Repriced or      Repricing or       Repricing       Price        Date of Repricing
            Name                    Date       Amended (#)       Amendment ($)        ($)           ($)            or Amendment
------------------------------   -----------  --------------   ---------------    ------------   -----------    -------------------

Stephen M. Dyott                 01/16/98          1,761             --                 50          .01            8 yrs. 6 mo.
Chairman, President of           01/16/98            380             --                 50          .01            7 yrs. 6 mo.
Holdings, Chief Executive        01/16/98            859             --                 50          .01            6 yrs. 5 mo.
Officer and Director             01/16/98          2,300             --                 50          .01            5 yrs. 0 mo.

Joseph M. Milano                 01/16/98            760             --                 50          .01            8 yrs. 6 mo.
Executive Vice President and     01/16/98            614             --                 50          .01            7 yrs. 6 mo.
Chief Financial Officer          01/16/98            688             --                 50          .01            6 yrs. 5 mo.
                                 01/16/98            102             --                 50          .01            5 yrs. 0 mo.

Malcolm J. Anderson              01/16/98            125             --                 50          .01            8 yrs. 6 mo.
President of Graphics            01/16/98            526             --                 50          .01            6 yrs. 5 mo.

Timothy M. Davis                 01/16/98            290             --                 50          .01            8 yrs. 6 mo.
Senior Vice President/           01/16/98            535             --                 50          .01            6 yrs. 5 mo.
Administration, Secretary        01/16/98            255             --                 50          .01            5 yrs. 0 mo.
and General Counsel

Stuart R. Reeve                  01/16/98             91             --                 50          .01            8 yrs. 6 mo.
Executive Vice President,        01/16/98            140             --                 50          .01            7 yrs. 6 mo.
Operations of Graphics           01/16/98            420             --                 50          .01            6 yrs. 5 mo.

Larry R. Williams                01/16/98            125             --                 50          .01            8 yrs. 6 mo.
Executive Vice President,        01/16/98            526             --                 50          .01            6 yrs. 5 mo.
Purchasing of Graphics

Patrick W. Kellick               01/16/98            257             --                 50          .01            8 yrs. 6 mo.
Senior Vice President/           01/16/98            105             --                 50          .01            6 yrs. 5 mo.
Corporate Controller and
Assistant Secretary


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2001, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

                                        Shares of Holdings         Percent        Shares of Holdings       Percent
Name                                       Common Stock           of Class         Preferred Stock        of Class
----                                    ------------------        --------        ------------------      --------
The Morgan Stanley Leveraged Equity
Fund II, L.P.
1221 Ave. of the Americas
New York, NY 10020                             59,450               41.5                  2,727             52.2

MSCP III Entities (a)
1221 Ave. of the Americas
New York, NY 10020                             23,333               16.3                  1,070             20.5

First Plaza Group Trust
c/o Mellon Bank, N.A.
1 Mellon Bank Center
Pittsburgh, PA 15258                           17,000               11.9                    780             14.9

Ell & Co.
c/o The Northern Trust Company
40 Broad Street
New York, NY  10004                             6,537                4.6                    300              5.7

Directors and Named Executive Officers:

     Stephen M. Dyott (b)                      12,678                8.5                    315              5.7

     Joseph M. Milano (c)                       5,967                4.1                    175              3.2

     Malcolm J. Anderson (d)                    1,692                1.2                     --               --

     Timothy M. Davis (e)                       2,984                2.1                     88              1.7

     Stuart R. Reeve (f)                        1,630                1.1                     --               --

     James S. Hoch                                 --                 --                     --               --

     Eric T. Fry                                   --                 --                     --               --

All current directors and executive officers
as a group (g)                                 27,917               18.0                    578             10.0



(a)      Includes Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III
         892 Investors, L.P.
(b)      Includes 5,025 common stock options and 292 preferred stock options exercisable within 60 days.
(c)      Includes 2,726 common stock options and 175 preferred stock options exercisable within 60 days.
(d)      Includes 814 common stock options exercisable within 60 days.
(e)      Includes 1,342 common stock options and 88 preferred stock options exercisable within 60 days.
(f)      Includes 770 common stock options exercisable within 60 days.
(g)      Includes 12,106 common stock options and 555 preferred stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The 1993 Acquisition

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated March 12, 1993, as amended (the "Merger Agreement"), between Communications and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Communications (the "1993 Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), certain institutional investors, and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Communications. Acquisition Corp. acquired a substantial and controlling majority interest in Communications in exchange for $40 million in cash. In the 1993 Acquisition, Communications continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

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

MSLEF II is an investment fund affiliated with Morgan Stanley Dean Witter and Co. ("MSDW"). MSDW is a preeminent global financial services firm. In addition, two of the current directors of Holdings are employees of Morgan Stanley & Co. Incorporated, an affiliate of MSLEF II and also a subsidiary of MSDW. As a result of these relationships, MSDW may be deemed to control the management and policies of Graphics and Holdings. In addition, MSDW may be deemed to control matters requiring shareholders' approval, including the election of all directors, the adoption of amendments to the Certificates of Incorporation of Holdings and Graphics and the approval of mergers and sales of all or substantially all of Graphics' and Holdings' assets.

Stockholders' Agreement. In connection with the Shakopee Merger, Holdings, MSLEF II, other entities affiliated with MSDW and the other stockholders of Holdings entered into an amended and restated stockholders' agreement, dated as of August 14, 1995. The stockholders' agreement includes provisions requiring the delivery of certain shares of Holdings' common stock from the "Purchasers", as defined in the stockholders' agreement, which includes MSLEF II, certain institutional investors and members of management, to Holdings, depending upon the return realized by the Purchasers on their investment, and thereafter from Holdings to the "Existing Holders", as defined in the stockholders' agreement, which includes the stockholders' of Holdings immediately prior to the 1993 Acquisition. Depending upon the returns realized by the Purchasers on their investment, their interest in the Holdings' common stock could be reduced and the interest of the Existing Holders could be increased. The stockholders' agreement gives the Existing Holders, the right to designate a director of Holdings and the entities affiliated with MSDW also the right to designate a director. The stockholders' agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders' agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm's length basis.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

          Reports of Independent Auditors

          1 and 2. Financial Statements: The following Consolidated Financial Statements of Holdings are included in Part II, Item 8:

                    Consolidated balance sheets - March 31, 2001 and 2000

                    For the Years Ended March 31, 2001, 2000 and 1999:

                          Consolidated statements of operations
                          Consolidated statements of stockholders' deficit Consolidated statements of cash flows

                          Notes to Consolidated Financial Statements

                    Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

         Schedules                                                      Page No.
         ---------                                                      --------

     I.  Condensed Financial Information of Registrant:
         Condensed Financial Statements (parent company only)
         for the years ended March 31, 2001, 2000 and 1999
         and as of March 31, 2001 and 2000 ...................................62

     II. Valuation and qualifying accounts....................................67

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

     10.1 (d) January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto+++++

     10.2 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan***

     10.3 Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott******

     10.4 Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve******

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

----------

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

***** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 - Commission file number 33-97090.

+++++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 - Commission file number 33-97090.

****** Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.

(b)  Reports on Form 8-K:

     The following report on Form 8-K was filed during the fourth quarter of Fiscal Year 2001:

     1. Form 8-K filed with the Securities and Exchange Commission on February 2, 2001 under Item 5 to announce ACG's financial results for the twelve month period ended December 31, 2000.

     ACG did not file any other reports on Form 8-K during the three months ended March 31, 2001.



                            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                          ACG HOLDINGS, INC.
                                                          Parent Company Only
                                                       Condensed Balance Sheets
                                                        (Dollars in thousands)


                                                                                           March 31,
                                                                           ----------------------------------------
                                                                                 2001                     2000
                                                                           -------------              -------------

    Assets
    ------

    Current assets:

         Receivable from subsidiary                                         $      466                      377

         Income taxes receivable                                                    41                       63
                                                                           -------------              -------------

             Total assets                                                   $      507                      440
                                                                           =============              =============


    Liabilities and Stockholders' Deficit
    -------------------------------------

    Liabilities of subsidiary in excess of assets                           $   86,374                  109,829
                                                                           -------------              -------------
             Total liabilities                                                  86,374                  109,829

    Stockholders' deficit:

       Common stock, voting, $.01 par value, 5,852,223
         shares authorized, 143,399 shares issued and outstanding                    1                        1

       Preferred stock, $.01 par value, 15,823 shares authorized,
         3,617 shares Series AA convertible preferred stock issued
         and outstanding, $39,442,551 liquidation preference, and
         1,606 shares Series BB convertible preferred stock issued
         and outstanding, $17,500,000 liquidation preference                        --                       --

       Additional paid-in capital                                               58,370                   58,303

       Accumulated deficit                                                    (141,062)                (165,485)

       Other accumulated comprehensive loss, net of tax                         (3,176)                  (2,208)
                                                                           -------------              -------------
             Total stockholders' deficit                                       (85,867)                (109,389)
                                                                           -------------              -------------

    Commitments and contingencies

             Total liabilities and stockholders' deficit                    $      507                      440
                                                                           =============              =============





See accompanying notes to condensed financial statements.



                                      SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                          ACG HOLDINGS, INC.
                                                          Parent Company Only
                                                  Condensed Statements of Operations
                                                        (Dollars in thousands)



                                                                                          Year ended March 31,
                                                                     ----------------------------------------------------------
                                                                          2001                   2000                  1999
                                                                     ------------           ------------           ------------
    Equity in income (loss) of subsidiary                            $  24,423                  9,470               (12,468)
                                                                     ------------           ------------           ------------

             Net income (loss)                                       $  24,423                  9,470               (12,468)
                                                                     ============           ============           ============




























See accompanying notes to condensed financial statements.


                                     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                         ACG HOLDINGS, INC.
                                                         Parent Company Only
                                                 Condensed Statements of Cash Flows
                                                       (Dollars in thousands)



                                                                                          Year ended March 31,
                                                                     ----------------------------------------------------------
                                                                          2001                   2000                  1999
                                                                     ------------           ------------           ------------
        Cash flows from operating activities                                --                     --                    --

        Cash flows from investing activities                                --                     --                    --

        Cash flows from financing activities                                --                     --                    --
                                                                     ------------           ------------           ------------
                          Net change in cash                                --                     --                    --
                                                                     ============           ============           ============































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

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2001, Graphics' ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings' obligations pursuant to a tax sharing agreement (see note 4).

On April 8, 1993 (the "Acquisition Date"), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the "Merger Agreement"), between Holdings and SGI Acquisition Corp. ("Acquisition Corp."), Acquisition Corp. was merged with and into Holdings (the "Acquisition"). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors, and certain members of management (the "Purchasing Group") for the purpose of acquiring a majority interest in Holdings. Acquisition Corp. acquired a substantial and controlling majority interest in Holdings in exchange for $40 million in cash. In the Acquisition, Holdings continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

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

     5.  Refinancing Transaction

         ACG has a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement"), providing for a $70 million revolving credit facility which is not subject to a borrowing base limitation (the "Revolving Credit Facility") maturing on March 31, 2004, a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility") and a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"). In addition, ACG recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes, associated with the write-off of deferred financing costs related to refinanced indebtedness in the fiscal year ended March 31, 1999.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.


                                                 Balance at         Additions                                              Balance
                                                 Beginning          Charged to                               Other         at End of
                                                 of Period           Expense          Write-offs          Adjustments       Period
                                             ----------------     -------------    ----------------    ----------------- -----------
                                                                            (in thousands)
Fiscal Year ended March 31, 2001

   Allowance for doubtful accounts            $     2,945             1,452              (492)                  --        $   3,905

   Reserve for inventory obsolescence         $       489               189              (193)                  --        $     485

   Income tax valuation allowance             $    36,081                --                --           (a)(12,612)       $  23,469


Fiscal Year ended March 31, 2000

   Allowance for doubtful accounts            $     2,860               783              (698)                  --        $   2,945

   Reserve for inventory obsolescence         $       588               (99)               --                   --        $     489

   Income tax valuation allowance             $    41,460                --                --           (b) (5,379)       $  36,081


Fiscal Year ended March 31, 1999

   Allowance for doubtful accounts            $     2,112             2,510            (1,762)                  --        $   2,860

   Reserve for inventory obsolescence         $       265               374               (51)                  --        $     588

   Income tax valuation allowance             $    37,222                --                --           (c)  4,238        $  41,460



(a) The decrease in the valuation allowance primarily relates to current year income for which no tax expense has been recorded and to projected future use of net operating loss carryforwards.

(b) The decrease in the valuation allowance primarily relates to current year income for which no tax expense has been recorded.

(c) The increase in the valuation allowance primarily relates to current year losses for which no tax benefit has been recorded.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                               ACG Holdings, Inc.

                          American Color Graphics, Inc.


                                                                    Date
                                                                    ----



             /s/      Stephen M. Dyott                          June 26, 2001
            -------------------------------------               -------------
                      Stephen M. Dyott
              Chairman, President and Chief Executive Officer
                        ACG Holdings, Inc.
            Chairman and Chief Executive Officer
                  American Color Graphics, Inc.
        Director of ACG Holdings, Inc. and American Color Graphics, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                     Title                                                 Date
             ---------                                     -----                                                 ----



 /s/  Joseph M. Milano                               Executive Vice President                               June 26, 2001
-------------------------------------                Chief Financial Officer                                -------------
    (Joseph M. Milano)




 /s/  Patrick W. Kellick                               Senior Vice President/                               June 26, 2001
-------------------------------------                  Corporate Controller                                 -------------
    (Patrick W. Kellick)                                Assistant Secretary
                                                   (Principal Accounting Officer)




 /s/  James S. Hoch                                          Director                                       June 26, 2001
-------------------------------------                                                                       -------------
     (James S. Hoch)


 /s/  Eric T. Fry                                            Director                                       June 26, 2001
-------------------------------------                                                                       -------------
    (Eric T. Fry)



                               ACG HOLDINGS, INC.
                           Annual Report on Form 10-K
                        Fiscal Year Ended March 31, 2001

                                Index to Exhibits



    Exhibit No.    Description
    -----------    ----------

         3.1      Certificate of Incorporation of Graphics, as amended to date*

         3.2      By-laws of Graphics, as amended to date*

         3.3 Restated Certificate of Incorporation of Holdings, as amended to date

         3.4      By-laws of Holdings, as amended to date*

         4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**

         10.1 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++

         10.1(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++

         10.1(b) February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto****

         10.1(c) November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto+++

         10.1(d) January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto+++++

         10.2 Resignation letter, dated as of September 18, 1996, between Graphics and James T. Sullivan***

         10.3 Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott******

         10.4 Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve******

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

***** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 - Commission file number 33-97090.

+++++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 - Commission file number 33-97090.

****** Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.