Form 10-Q
period 2001-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2001-08-14
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------     ----------

     Commission file number 33-97090



                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                             62-1395968
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

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2001 (all of which are privately owned and not traded on a public market.)

                                      INDEX
                                      -----

Part I.           Financial Information                                 Page No.
                  ---------------------                                 --------

     Item 1.      Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and March 31, 2001                            3

                  Condensed Consolidated Income Statements for
                  the Three Months Ended June 30, 2001 and 2000               5

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended June 30, 2001 and 2000           6

                  Notes to Condensed Consolidated Financial Statements        7

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              11

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                          17

Part II.          Other Information
                  -----------------

     Item 1.      Legal Proceedings                                          18

     Item 2.      Changes in Securities and Use of Proceeds                  18

     Item 6.      Exhibits and Reports on Form 8-K                           18

                  Signatures                                                 19

                  Exhibit Index                                              20

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                  June 30, 2001   March 31, 2001
                                                  -------------   --------------
                                                   (Unaudited)
  Assets
  ------

  Current assets:
     Cash                                         $           0               0
     Receivables:
       Trade accounts, less allowance for
         doubtful accounts of $3,696 and $3,905
         at June 30, 2001 and March 31,
         2001, respectively                              48,737          62,585
       Other                                              2,068           2,049
                                                  --------------  --------------
            Total receivables                            50,805          64,634

     Inventories                                         10,139          12,864
     Deferred income taxes                                9,817           9,817
     Prepaid expenses and other current assets            3,733           3,740
                                                  --------------  --------------
            Total current assets                         74,494          91,055

  Property, plant and equipment                         308,355         296,922
  Less accumulated depreciation                        (173,880)       (167,014)
                                                  --------------  --------------
            Net property, plant and equipment           134,475         129,908

  Excess of cost over net assets acquired,
     less accumulated amortization of
     $51,027 and $50,262 at June 30, 2001
     and March 31, 2001, respectively                    68,795          69,560

  Other assets                                           12,015          11,679
                                                  --------------  --------------

            Total assets                          $     289,779         302,202
                                                  ==============  ==============



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)

                                                  June 30, 2001   March 31, 2001
                                                  -------------   --------------
                                                   (Unaudited)
  Liabilities and Stockholders' Deficit
  -------------------------------------

  Current liabilities:
     Current installments of long-term debt
       and capitalized leases                     $       9,069           7,809
     Trade accounts payable                              28,538          36,310
     Accrued expenses                                    24,723          31,474
     Income taxes                                           331             174
                                                  --------------  --------------
         Total current liabilities                       62,661          75,767

  Long-term debt and capitalized leases                 250,870         253,897
  Deferred income taxes                                  10,570          10,546
  Other liabilities                                      46,367          47,859
                                                  --------------  --------------
         Total liabilities                              370,468         388,069

  Stockholders' deficit:
  Common stock, voting, $.01 par value,
     5,852,223 shares authorized, 143,399
     shares issued and outstanding                            1               1
  Preferred stock, $.01 par value, 15,823
     shares authorized, 3,617 shares Series AA
     convertible preferred stock issued and
     outstanding, $39,442,551 liquidation
     preference, and 1,606 shares Series BB
     convertible preferred stock issued and
     outstanding, $17,500,000 liquidation
     preference                                              --              --
  Additional paid-in capital                             58,387          58,370
  Accumulated deficit                                  (136,022)       (141,062)
  Other accumulated comprehensive loss, net
     of tax                                              (3,055)         (3,176)
                                                  --------------  --------------

         Total stockholders' deficit                    (80,689)        (85,867)
                                                  --------------  --------------

  Commitment and contingencies

         Total liabilities and stockholders'
            deficit                               $     289,779         302,202
                                                  ==============  ==============



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)


                                                   Three Months Ended June 30,
                                                  ------------------------------
                                                        2001            2000
                                                        ----            ----

  Sales                                           $     140,115         141,527
  Cost of Sales                                         119,205         116,612
                                                  --------------  --------------
        Gross profit                                     20,910          24,915
  Selling, general and administrative expenses            6,758           7,882
  Amortization of goodwill                                  765             773
                                                  --------------  --------------
        Operating income                                 13,387          16,260
   Other expense (income):
     Interest expense                                     7,754           8,439
     Interest income                                        (45)            (23)
     Other, net                                            (169)             76
                                                  --------------  --------------
     Total other expense                                  7,540           8,492
                                                  -------------   --------------
        Income before income taxes                        5,847           7,768
  Income tax expense                                        807             832
                                                  --------------  --------------
           Net income                             $       5,040           6,936
                                                  ==============  ==============



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                             ------------------------------
                                                                                                2001               2000
                                                                                             ------------       -----------
Cash flows provided (used) by operating activities:
  Net income                                                                                 $    5,040              6,936
  Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation                                                                                    6,694              7,753
  Amortization of goodwill and other assets                                                       1,071              1,026
  Amortization of deferred financing costs                                                          354                337
  Increase in working capital and other                                                            (192)              (991)
                                                                                             ------------       -----------
    Net cash provided by operating activities                                                    12,967             15,061
Cash flows provided (used) by investing activities:
  Purchases of property, plant and equipment                                                    (10,919)            (5,791)
  Proceeds from sales of property, plant and equipment                                              163                 95
  Other                                                                                               5                (18)
                                                                                             ------------       -----------
    Net cash used by investing activities                                                       (10,751)            (5,714)
Cash flows provided (used) by financing activities:
  Repayment of long-term debt, net                                                                 (240)              (235)
  Net decrease in revolver borrowings                                                                --             (7,088)
  Repayment of capital lease obligations                                                         (1,719)            (1,865)
  Payment of deferred financing costs                                                              (221)              (171)
  Other, net                                                                                          2                (11)
                                                                                             ------------       -----------
    Net cash used by financing activities                                                        (2,178)            (9,370)
  Effect of exchange rates on cash and cash equivalents                                             (38)                23

                                                                                             ------------       -----------
Net change in cash                                                                                   --                 --
Cash:
  Beginning of period                                                                                --                 --
                                                                                             ------------       -----------
  End of period                                                                              $       --                 --
                                                                                             ============       ===========
Non-cash investing activity:
  Equipment purchases under capital leases                                                   $      186                779
                                                                                             ============       ===========



See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Description of the Company

ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"), (collectively the "Company"). Holdings owns 100% of the outstanding voting shares of Graphics. The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services conducted by its American Color division ("American Color").

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2001 and the Company's Post-Effective Amendment No. 7 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Inventories

The components of inventories are as follows (in thousands):

                                               June 30,              March 31,
                                                 2001                   2001
                                             ------------           ------------

           Paper                              $   8,105                 10,805
           Ink                                      164                    234
           Supplies and other                     1,870                  1,825
                                             ------------           ------------
                 Total inventories            $  10,139                 12,864
                                             ============           ============

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                 Three Months Ended June 30,
                                             -----------------------------------
                                                 2001                  2000
                                             ------------           ------------

           Net income                             5,040                  6,936

           Foreign currency translation
             adjustment                             121                   (182)
                                             ------------           ------------
           Total comprehensive income             5,161                  6,754
                                             ============           ============

4.   Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at June 30, 2001, excluding bonuses, was approximately $2.6 million.

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

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at June 30, 2001 is $26.5 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at June 30, 2001. The Company believes this amount is adequate to cover such liability.

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

5.   Industry Segment Information

The Company has significant operations principally in two reportable industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division ("Print") and all of the Company's premedia services business and assets are attributed to the American Color division. The Company's digital visual effects operations ("Digiscope") and corporate expenses have been segregated and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

The accounting policies of the segments are the same as those used by the Company in its consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization and other expense (income). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.


                                                                                                   Corporate
 (In Thousands of Dollars)                                       Print           Premedia          and Other            Total
---------------------------------------------------------     -------------    --------------    --------------     --------------

 Three Months Ended June 30, 2001

 Segment revenues                                             $   120,059             18,413            1,643            140,115

 EBITDA                                                       $    17,275              3,961              (84)            21,152
   Depreciation and amortization                                    5,378              1,398              989              7,765
   Interest expense                                                    --                 --            7,754              7,754
   Interest income                                                     --                 --              (45)               (45)
   Other, net                                                          11                 91             (271)              (169)
                                                              -------------    --------------    --------------     --------------
     Income (loss) before income taxes                        $    11,886              2,472           (8,511)             5,847

 Total assets                                                 $   245,173             27,990           16,616            289,779

 Total capital expenditures                                   $     9,898                976              231             11,105


                              ACG HOLDINGS, INC.
            Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                                                                                                   Corporate
 (In Thousands of Dollars)                                       Print           Premedia          and Other            Total
---------------------------------------------------------     -------------    --------------    --------------     --------------
 Three Months Ended June 30, 2000

 Segment revenues                                             $   120,561             19,231            1,735            141,527

  EBITDA                                                      $    21,111              3,955              (27)            25,039
   Depreciation and amortization                                    5,923              1,548            1,308              8,779
   Interest expense                                                    --                 --            8,439              8,439
   Interest income                                                     --                 --              (23)               (23)
   Other, net                                                         (11)                50               37                 76
                                                              -------------    --------------    --------------     --------------
     Income (loss) before income taxes                        $    15,199              2,357           (9,788)             7,768

 Total assets                                                 $   254,400             29,486            9,000            292,886

 Total capital expenditures                                   $     5,633                866               71              6,570



6.   Impact of Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported as a component of comprehensive income. The Company adopted SFAS 133, as amended, on April 1, 2001; that adoption had no impact on our results of operations or financial position.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company will adopt SFAS 142 on April 1, 2002. Management does not anticipate that the adoption of SFAS 142 will have a material effect on the Company's results of operations or financial position.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended June 30, 2001 (the "2001 Three-Month Period"), and the three months ended June 30, 2000 (the "2000 Three-Month Period"):


                                                  Three Months Ended
                                                        June 30,
                                          ------------------------------------
                                              2001                     2000
                                          -------------           ------------
                                                (dollars in thousands)
     Sales:
       Print                              $   120,059                120,561
       American Color                          18,413                 19,231
       Other (a)                                1,643                  1,735
                                          -------------           ------------
          Total                           $   140,115                141,527

     Gross Profit:
       Print                              $    15,589                 19,575
       American Color                           4,913                  5,207
       Other (a)                                  408                    133
                                          -------------           ------------
          Total                           $    20,910                 24,915

     Gross Margin:
       Print                                    13.0%                  16.2%
       American Color                           26.7%                  27.1%
          Total                                 14.9%                  17.6%

     Operating Income (Loss):
       Print                              $    11,897                 15,188
       American Color                           2,563                  2,407
       Other (a) (b)                           (1,073)                (1,335)
                                          -------------           ------------
          Total                           $    13,387                 16,260



(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print


Sales. In the 2001 Three-Month Period, Print sales decreased $0.5 million to $120.1 million from $120.6 million in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period is primarily attributable to a 9% decrease in print production volume, offset in part by the impact of increased paper prices and certain changes in product mix. The reduced production volume is largely attributable to weakness in the retail industry and the corresponding reduction in demand for printing as a result of reduced advertising spending during the 2001 Three-Month Period. In response to the current economic conditions we have consolidated production and have temporarily idled equipment in various facilities.

Gross Profit. In the 2001 Three-Month Period, Print gross profit decreased $4.0 million to $15.6 million from $19.6 million in the 2000 Three-Month Period. In the 2001 Three-Month Period, Print gross margin decreased to 13.0% from 16.2% in the 2000 Three-Month Period. The decreases in gross profit and gross margin are primarily attributable to the decreased print production volume. In addition, the decrease in gross margin includes the impact of increased paper prices reflected in sales.

Selling, General and Administrative Expenses. In the 2001 Three-Month Period, Print selling, general and administrative expenses decreased $0.7 million to $3.7 million, or 3.1% of Print sales, from $4.4 million, or 3.6% of Print sales in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period includes the impact of decreases in certain employee related expenses.

Operating Income. As a result of the factors discussed above, Print operating income decreased by 21.7% to $11.9 million in the 2001 Three-Month Period from $15.2 million in the 2000 Three-Month Period.


American Color (Premedia Services)

Sales. In the 2001 Three-Month Period, American Color's sales decreased $0.8 million to $18.4 million from $19.2 million in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period was primarily the result of reduced premedia production volume. This was primarily due to the slowing economy and related weakness in demand for advertising during the 2001 Three-Month Period.

Gross Profit. In the 2001 Three-Month Period, American Color's gross profit decreased $0.3 million to $4.9 million from $5.2 million in the 2000 Three-Month Period. In the 2001 Three-Month Period, American Color's gross margin decreased to 26.7% from 27.1% in the 2000 Three-Month Period. The decreases in gross profit and gross margin for the 2001 Three-Month Period are primarily the result of reduced premedia production volume, offset in part by the continuance of various cost containment programs at the production facilities.

Selling, General and Administrative Expenses. In the 2001 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.4 million to $2.4 million, or 12.8% of American Color's sales, from $2.8 million, or 14.6% of American Color's sales in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period is a result of various selling and administrative cost containment programs.

Operating Income. As a result of the factors discussed above, American Color's operating income increased to $2.6 million in the 2001 Three-Month Period from $2.4 million in the 2000 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general, administrative and other expenses, including amortization expense. In the 2001 Three-Month Period, operating losses from other operations improved to a loss of $1.1 million from a loss of $1.3 million in the 2000 Three-Month Period. This improvement includes a $0.3 million increase in operating income at Digiscope during the 2001 Three-Month Period.

Non cash amortization expenses (which primarily includes goodwill amortization) within other operations were $0.8 million in both the 2001 and 2000 Three-Month Periods.

Interest Expense

In the 2001 Three-Month Period, interest expense decreased to $7.8 million from $8.4 million in the 2000 Three-Month Period. This decrease reflects lower levels of indebtedness and lower interest rates.

Other, Net

In the 2001 Three-Month Period, other, net improved to income of $0.2 million from expense of $0.1 million in the 2000 Three-Month Period.

Income Taxes

Income tax expense was $0.8 million in both the 2001 Three-Month Period and the 2000 Three-Month Period. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2001 Three-Month Period there has been no change in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

Net Income

As a result of the factors discussed above, the 2001 Three-Month Period net income decreased to $5.0 million from $6.9 million in the 2000 Three-Month Period.

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

At June 30, 2001, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $26.4 million, and therefore, additional borrowing availability of approximately $43.6 million.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At June 30, 2001, $9.6 million of the A Term Loan Facility and $39.7 million of the B Term Loan Facility remained outstanding. As a result of voluntary prepayments of these two loans during the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. The scheduled A Term Loan and B Term Loan payments due on March 31, 2002 will be approximately $0.2 million in total. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2002 ("Fiscal Year 2002") will approximate $5.1 million and $0.6 million, respectively.

During the 2001 Three-Month Period, net cash provided by operating activities of $13.0 million and proceeds from the sale of fixed assets of $0.1 million were primarily used to fund the following expenditures:

     (1)  $10.9 million in cash capital expenditures, and

     (2) $2.2 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $1.7 million).

We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that full year Fiscal Year 2002 cash capital expenditures will approximate $11.6 million and equipment acquired under capital leases will approximate $8.7 million. Our cash-on-hand of approximately $16.1 million is presented net of outstanding checks within trade accounts payable at June 30, 2001. Accordingly, cash is presented at a balance of $0 in the June 30, 2001 balance sheet.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness, including repurchases of Notes in privately negotiated transactions, or in open market purchases, to the extent permitted by our Bank Credit Agreement.

At June 30, 2001, we had total indebtedness outstanding of $259.9 million, including capital lease obligations, as compared to $268.9 million at June 30, 2000. Of the total debt outstanding at June 30, 2001, $49.3 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 7.2%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At June 30, 2001, we had indebtedness other than obligations under the Bank Credit Agreement of $210.6 million (including $180 million of our 12 3/4% Senior Subordinated Notes Due 2005, the "Notes"). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

EBITDA
                                                   Three Months Ended
                                                        June 30,
                                         ---------------------------------------
                                            2001                       2000
                                         ------------               ------------
          EBITDA:
            Print                        $   17,275                     21,111
            American Color                    3,961                      3,955
            Other  (a)                          (84)                       (27)
                                         ------------               ------------
               Total                     $   21,152                     25,039

          EBITDA Margin:
            Print                              14.4%                      17.5%
            American Color                     21.5%                      20.6%
               Total                           15.1%                      17.7%

(a) Other operations primarily include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, and other expense (income). "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Senior Subordinated Notes Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA decreased to $17.3 million in the 2001 Three-Month Period from $21.1 million in the 2000 Three-Month Period, representing a decrease of $3.8 million, or 18.2%. Print EBITDA Margin decreased to 14.4% in the 2001 Three-Month Period from 17.5% in the 2000 Three-Month Period. The decrease in EBITDA Margin includes the impact of increased paper prices reflected in sales.

American Color (Premedia Services). As a result of the reasons previously described under "--American Color" (excluding changes in depreciation and amortization expense), American Color's EBITDA was $4.0 million in both the 2001 Three-Month Period and 2000 Three-Month Period. American Color's EBITDA Margin increased to 21.5% in the 2001 Three-Month Period from 20.6% in the 2000 Three-Month Period.

Other. As a result of the reasons previously described under "--Other Operations" (excluding changes in depreciation and amortization expense), EBITDA for the Company's other operations decreased to negative EBITDA of $0.1 million in the 2001 Three-Month Period from negative EBITDA of less than $0.1 million in the 2000 Three-Month Period.

                               ACG HOLDINGS, INC.
                          Quantitative and Qualitative
                          Disclosures About Market Risk

There have been no significant changes since March 31, 2001. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2001.

                               ACG HOLDINGS, INC.
                            Part II Other Information


Item 1.       (a)  Legal Proceedings

              Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2001.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    Exhibit No.                 Description
                    -----------                 -----------

         12.1       Statement Re: Computation of Ratio of Earnings to Fixed
                    Charges

              (b)   Reports on Form 8-K

                    Form 8-K filed with the Securities Exchange Commission on July 13, 2001 under Item 5 to announce Holdings' financial results for the three months ended June 30, 2001.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                  ACG Holdings, Inc.
                                  American Color Graphics, Inc.



Date     August 14, 2001              By  /s/ Joseph M. Milano
         ---------------                 ---------------------------------------
                                      Joseph M. Milano
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)




Date     August 14, 2001              By  /s/ Patrick W. Kellick
         ---------------                 ---------------------------------------
                                      Patrick W. Kellick
                                      Senior Vice President/Corporate Controller
                                      and Assistant Secretary
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.   Description                                                   Page
-----------   -----------                                                  -----

   12.1       Statement Re: Computation of Ratio of Earnings to
              Fixed Charges                                                   21