Form 10-Q
period 2001-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2002-02-14
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period  from ------------ to ------------


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
ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2002 (all of which are privately owned and not traded on a public market.)

                                      INDEX


Part I. Financial Information                                     Page No.
        ---------------------                                     --------

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of December
             31, 2001 and March 31, 2001                             3

             Condensed Consolidated Income Statements for
             the Three Months Ended December 31, 2001 and 2000       5

             Condensed Consolidated Income Statements for
             the Nine Months Ended December 31, 2001 and 2000        6

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended December 31,
             2001 and 2000                                           7

             Notes to Condensed Consolidated Financial
             Statements                                              8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and
             Results of Operations                                  13

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                      21

Part II. Other Information
         -----------------

     Item 1. Legal Proceedings                                      22

     Item 2. Changes in Securities and Use of Proceeds              22

     Item 6. Exhibits and Reports on Form 8-K                       22

             Signatures                                             23

             Exhibit Index                                          24

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                                             December 31, 2001               March 31, 2001
                                                                             -----------------               --------------
                                                                                (Unaudited)
  Assets
  ------

  Current assets:
     Cash                                                                  $               0                            0
     Receivables:
       Trade accounts, less allowance
        for doubtful accounts of $2,781 and $3,905
        at December 31, 2001 and March 31,
        2001, respectively                                                            61,107                       62,585
       Other                                                                           2,894                        2,049
                                                                              ----------------                -------------
            Total receivables                                                         64,001                       64,634

     Inventories                                                                      10,608                       12,864
     Deferred income taxes                                                             9,817                        9,817
     Prepaid expenses and other current assets                                         3,807                        3,740
                                                                              ----------------                -------------
            Total current assets                                                      88,233                       91,055

  Property, plant and equipment                                                      314,215                      296,922
  Less accumulated depreciation                                                     (185,689)                    (167,014)
                                                                              ----------------                -------------
            Net property, plant and equipment                                        128,526                      129,908

   Excess of cost over net assets acquired, less
     accumulated amortization of $52,545 and
     $50,262 at December 31, 2001 and March 31,
     2001, respectively                                                               67,277                       69,560

  Other assets                                                                        12,080                       11,679
                                                                              ----------------                -------------

            Total assets                                                      $      296,116                      302,202
                                                                              ================                =============


    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                    (Dollars in thousands, except par values)


                                                                                December 31, 2001             March 31, 2001
                                                                                -----------------             --------------
                                                                                   (Unaudited)
  Liabilities and Stockholders' Deficit
  -------------------------------------

  Current liabilities:
     Current installments of long-term debt and
       capitalized leases                                                       $       12,257                      7,809
     Trade accounts payable                                                             34,517                     36,310
     Accrued expenses                                                                   29,438                     31,474
     Income taxes                                                                          560                        174
                                                                                  --------------              -------------
         Total current liabilities                                                      76,772                     75,767

  Long-term debt and capitalized leases                                                243,759                    253,897
  Deferred income taxes                                                                 10,549                     10,546
  Other liabilities                                                                     41,625                     47,859
                                                                                  --------------              -------------
         Total liabilities                                                             372,705                    388,069

  Commitments and contingencies (Note 4)

  Stockholders' deficit:
     Common stock, voting, $.01 par value, 5,852,223
       shares authorized, 143,399 shares issued and
       outstanding                                                                           1                          1
     Preferred stock, $.01 par value, 15,823 shares
       authorized, 3,617 shares Series AA convertible
       preferred stock issued and outstanding, $39,442,551
       liquidation preference, and 1,606 shares Series BB
       convertible preferred stock issued and outstanding,
       $17,500,000 liquidation preference                                                   --                         --
     Additional paid-in capital                                                         58,456                     58,370
     Accumulated deficit                                                              (131,445)                  (141,062)
     Other accumulated comprehensive loss, net of tax                                   (3,601)                    (3,176)
                                                                                   -------------              -------------

         Total stockholders' deficit                                                   (76,589)                   (85,867)
                                                                                  --------------              -------------


         Total liabilities and stockholders' deficit                       $           296,116                    302,202
                                                                                  ==============              =============

    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                            December 31,
                                                                               ----------------------------------------
                                                                                   2001                        2000
                                                                                   ----                        ----

  Sales                                                                       $     147,290                   170,534
  Cost of sales                                                                     125,624                   142,535
                                                                               --------------             -------------
        Gross profit                                                                 21,666                    27,999
  Selling, general and administrative expenses                                        9,128                    10,443
  Amortization of goodwill                                                              753                       773
                                                                               --------------             -------------
        Operating income                                                             11,785                    16,783
   Other expense (income):
     Interest expense                                                                 7,325                     8,259
     Interest income                                                                    (30)                      (15)
     Other, net                                                                         272                        89
                                                                               --------------             -------------
        Total other expense                                                           7,567                     8,333
                                                                               --------------             -------------
        Income before income taxes                                                    4,218                     8,450
  Income tax expense                                                                    586                       751
                                                                               --------------             -------------
           Net income                                                         $       3,632                     7,699
                                                                               ==============             =============


    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                    Condensed Consolidated Income Statements
                                 (In thousands)
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                              December 31,
                                                                               -----------------------------------------
                                                                                   2001                         2000
                                                                                   ----                         ----

  Sales                                                                        $   421,145                     461,892
  Cost of sales                                                                    360,489                     384,698
                                                                               --------------               ------------
        Gross profit                                                                60,656                      77,194
  Selling, general and administrative expenses                                      24,106                      28,116
  Amortization of goodwill                                                           2,283                       2,320
                                                                               --------------               ------------
        Operating income                                                            34,267                      46,758
   Other expense (income):
     Interest expense                                                               22,735                      25,112
     Interest income                                                                  (105)                        (50)
     Other, net                                                                        333                         566
                                                                               --------------               ------------
        Total other expense                                                         22,963                      25,628
                                                                               --------------               ------------
        Income before income taxes                                                  11,304                      21,130
  Income tax expense                                                                 1,687                       1,948
                                                                               --------------               ------------
           Net income                                                          $     9,617                      19,182
                                                                               ==============               ============

    See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                                   Nine Months Ended
                                                                                                     December 31,
                                                                                            --------------------------------
                                                                                                2001               2000
                                                                                            -------------       ------------
 Cash flows provided (used) by operating activities:
   Net income                                                                         $         9,617               19,182
   Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation                                                                                20,340               22,933
   Amortization of goodwill and other assets                                                    3,199                3,123
   Amortization of deferred financing costs                                                     1,060                1,041
   Increase in working capital and other                                                       (9,153)             (14,053)
                                                                                            -------------       ------------
          Net cash provided by operating activities                                            25,063               32,226
   Cash flows provided (used) by investing activities:
      Purchases of property, plant and equipment                                              (11,709)             (12,324)
      Proceeds from sales of property, plant and equipment                                        382                  179
      Other                                                                                      (115)                 (36)
                                                                                            -------------       ------------
          Net cash used by investing activities                                               (11,442)             (12,181)
   Cash flows provided (used) by financing activities:
      Repayment of long-term debt, net                                                         (7,877)              (5,742)
      Net decrease in revolver borrowings                                                         --                (8,764)
      Repayment of capital lease obligations                                                   (5,590)              (5,307)
      Payment of deferred financing costs                                                        (163)                (280)
      Other, net                                                                                  (13)                 (31)
                                                                                            -------------       ------------
          Net cash used by financing activities                                               (13,643)             (20,124)
      Effect of exchange rates on cash and cash equivalents                                        22                   79
                                                                                            -------------       ------------
   Net change in cash                                                                             --                  --
   Cash:
      Beginning of period                                                                         --                  --
                                                                                            -------------       ------------
      End of period                                                                     $         --                  --
                                                                                            =============       ============
   Non-cash investing activity:
      Equipment purchases under capital leases                                          $       7,779                3,672
                                                                                            =============       ============


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

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2001 and the Company's Post-Effective Amendment No. 7 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.


2.   Inventories

The components of inventories are as follows (in thousands):


                                       December 31, 2001              March 31, 2001
                                      --------------------          --------------------

 Paper                             $             8,422                        10,805
 Ink                                               176                           234
 Supplies and other                              2,010                         1,825
                                      --------------------          --------------------
       Total inventories           $            10,608                        12,864
                                      ====================          ====================



                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three and nine months ended December 31, 2001 and 2000 are as follows (in thousands):


                                                  Three Months Ended December 31,          Nine Months Ended December 31,
                                                  -------------------------------        --------------------------------
                                                      2001                2000               2001               2000
                                                   ----------          ----------         ----------         ----------

  Net income                                    $     3,632               7,699              9,617              19,182
    Foreign currency translation
    adjustment and unfunded pension
    liability                                          (185)               (164)              (425)               (540)

                                                   ----------          ----------         ----------       ------------
  Total comprehensive income                    $     3,447               7,535              9,192              18,642
                                                   ==========          ==========         ==========       ============

4.  Commitments and Contingencies

The Company has employment agreements with two of its principal officers and five other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future salaries at December 31, 2001, excluding bonuses, was approximately $2.9 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 2001 is $25.0 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a balance sheet reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at December 31, 2001. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.   Industry Segment Information

The Company has significant operations principally in two reportable industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division ("Print") and all of the Company's premedia services business and assets are attributed to the American Color division. The Company's digital visual effects operations ("Digiscope") and corporate expenses have been aggregated and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

The accounting policies of the segments are the same as those used by the Company in its consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization and other expense (income). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

The Company's reportable segments are business units that offer different products and services. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.


                                                                                                   Corporate
 (In Thousands of Dollars)                                       Print           Premedia          and Other           Total
---------------------------------------------------------     -------------    --------------    --------------     -------------

 Nine Months Ended December 31, 2001

 Segment revenues                                            $       366,552             51,814            2,779           421,145

 EBITDA                                                      $        50,885              9,259           (2,338)           57,806
   Depreciation and amortization                                      16,525              4,045            2,969            23,539
   Interest expense                                                       --                 --           22,735            22,735
   Interest income                                                        --                 --             (105)             (105)
   Other, net                                                              3                277               53               333
                                                                 -------------    --------------    --------------     -------------
     Income (loss) before income taxes                       $        34,357              4,937          (27,990)           11,304

 Total assets                                                $       256,736             24,051           15,329           296,116

 Total capital expenditures                                  $        17,317              1,932              239            19,488


                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                                                  Corporate
 (In Thousands of Dollars)                                        Print          Premedia         and Other            Total
---------------------------------------------------------     -------------    --------------    --------------     --------------
 Nine Months Ended December 31, 2000

 Segment revenues                                         $       396,610             60,771            4,511            461,892

  EBITDA                                                  $        61,082             13,266           (1,534)            72,814
   Depreciation and amortization                                   18,122              4,335            3,599             26,056
   Interest expense                                                    --                 --           25,112             25,112
   Interest income                                                     --                 --              (50)               (50)
   Other, net                                                         (46)               645              (33)               566
                                                              -------------    --------------    --------------     --------------
       Income (loss) before income taxes                  $        43,006              8,286          (30,162)            21,130

Total assets                                              $       262,457             28,815            7,609            298,881

Total capital expenditures                                $        12,580              3,256              160             15,996

----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended December 31, 2001

Segment revenues                                          $       130,836             16,003              451            147,290

  EBITDA                                                  $        18,541              2,396           (1,215)            19,722
   Depreciation and amortization                                    5,672              1,281              984              7,937
   Interest expense                                                    --                 --            7,325              7,325
   Interest income                                                     --                 --              (30)               (30)
   Other, net                                                        (21)                 82              211                272
                                                              -------------    --------------    --------------     --------------
       Income (loss) before income taxes                  $        12,890              1,033           (9,705)             4,218

Total assets                                              $       256,736             24,051           15,329            296,116

Total capital expenditures                                $         2,664                400                8              3,072
----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended December 31, 2000

Segment revenues                                          $       148,449             20,985            1,100            170,534

  EBITDA                                                  $        21,772              4,597             (992)            25,377
   Depreciation and amortization                                    6,170              1,324            1,100              8,594
   Interest expense                                                    --                 --            8,259              8,259
   Interest income                                                     --                 --              (15)               (15)
   Other, net                                                          40                130              (81)                89
                                                              -------------    --------------    --------------     --------------
       Income (loss) before income taxes                  $        15,562              3,143          (10,255)             8,450

Total assets                                              $       262,457             28,815            7,609            298,881

Total capital expenditures                                $         3,154                926               72              4,152


                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

6.   Impact of Recently Issued Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company will adopt SFAS 142 on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in the fiscal year ending March 31, 2003. The Company expects to perform the first of the required impairment tests of goodwill during the fiscal year ending March 31, 2003. Management does not anticipate that these tests will have a material effect on the company's results of operations or financial position.

7.   Subsequent Event

The Company has been evaluating a plan to consolidate production facilities in order to reduce costs and improve operating efficiency. As part of this consolidation, in January 2002, the Company approved a restructuring plan for its print and premedia segments. During the first half of calendar year 2002 the Company expects to close a printing facility and relocate the printing presses from that facility to other Company printing facilities. The Company also expects to close one premedia facility, reduce production activity at another premedia facility and relocate certain equipment to other Company premedia and printing facilities. The Company plans to record a pretax restructuring charge of approximately $6.4 million (excluding other special charges related to asset write-offs and write-downs -- see below) in the fourth quarter of its fiscal year ending March 31, 2002. The cost of the restructuring plan will be accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The estimated pretax cost associated with this plan includes $3.3 million of employee termination costs and $3.1 million of de-installation and other transition expenses. The majority of these costs will be paid or settled before March 31, 2003.

In association with this consolidation of production facilities the Company also expects to record in the fourth quarter of our fiscal year ending March 31, 2002 a non-cash special charge of approximately $4.3 million to adjust the carrying values of certain idle, disposed and under-performing assets. This provision will be based on a review of the Company's long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121").

These charges will be classified within restructuring costs and other special charges in the consolidated statement of operations for the fiscal year ending March 31, 2002. The Company believes that consolidating production under this plan will result in greater operating efficiency and income improvement beginning in our fiscal year ending March 31, 2003.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:

          - a failure to achieve improvements in operating efficiency or income from the consolidation of our operations,
          -    fluctuations in the cost of paper and other raw materials used,
          -    changes in the advertising and print markets,
          -    actions by our competitors, particularly with respect to pricing,
          -    the financial condition of our customers,
          -    our financial condition and liquidity,
          -    the general condition of the United States economy,
          -    demand for our products and services, and
          -    the matters set forth in this Report generally.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2001 (the "2001 Three-Month Period"), the three months ended December 31, 2000 (the "2000 Three-Month Period"), the nine months ended December 31, 2001 (the "2001 Nine-Month Period") and the nine months ended December 31, 2000 (the "2000 Nine-Month Period"):


                                              Three Months Ended December 31,            Nine Months Ended December 31,
                                             --------------------------------           -------------------------------
                                                2001                 2000                  2001                 2000
                                                ----                 ----                  ----                 ----
                                                                       (dollars in thousands)
   Sales:
     Print                                $     130,836              148,449               366,552             396,610
     American Color                              16,003               20,985                51,814              60,771
     Other (a)                                      451                1,100                 2,779               4,511
                                             ------------         ------------          ------------         -----------
        Total                             $     147,290              170,534               421,145             461,892

   Gross Profit:
     Print                                $      18,531               21,978                48,305              59,494
     American Color                               3,603                5,978                12,747              17,442
     Other (a)                                     (468)                  43                  (396)                258
                                             ------------         ------------          ------------         -----------
        Total                             $      21,666               27,999                60,656              77,194

   Gross Margin:
     Print                                        14.2%                14.8%                 13.2%               15.0%
     American Color                               22.5%                28.5%                 24.6%               28.7%
        Total                                     14.7%                16.4%                 14.4%               16.7%

   Operating Income (Loss):
     Print                                $      12,869               15,602                34,360              42,960
     American Color                               1,115                3,273                 5,214               8,931
     Other (a) (b)                               (2,199)              (2,092)               (5,307)             (5,133)
                                             ------------         ------------          ------------         -----------
        Total                             $      11,785               16,783                34,267              46,758


(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print

Sales. In the 2001 Nine-Month Period, Print sales decreased $30.0 million to $366.6 million from $396.6 million in the 2000 Nine-Month Period. The decrease in the 2001 Nine-Month Period includes a 7.6% decrease in print production volume, an increase in customer supplied paper and the impact of changes in product and customer mix. These changes were offset in part by the impact of increased paper prices.

In the 2001 Three-Month Period, Print sales decreased $17.6 million to $130.8 million from $148.4 million in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period includes the impact of declining paper prices, changes in product and customer mix, an increase in customer supplied paper and a 4.7% decrease in print production volume.

The reduced production volume is largely attributable to weakness in the retail industry and the corresponding reduction in demand for printing as a result of reduced advertising spending during both the 2001 Nine-Month Period and the 2001 Three-Month Period. In response to the current economic conditions we have consolidated production, and at times in the 2001 Nine-Month Period, we have idled equipment in various facilities.

Gross Profit. In the 2001 Nine-Month Period, Print gross profit decreased $11.2 million to $48.3 million from $59.5 million in the 2000 Nine-Month Period. In the 2001 Nine-Month Period, Print gross margin decreased to 13.2% from 15.0% in the 2000 Nine-Month Period. The decreases in gross profit and gross margin include the decreased print production volume and changes in product and customer mix.

In the 2001 Three-Month Period, Print gross profit decreased $3.5 million to $18.5 million from $22.0 million in the 2000 Three-Month Period. In the 2001 Three-Month Period, Print gross margin decreased to 14.2% from 14.8% in the 2000 Three-Month Period. The decreases in gross profit and gross margin include the decreased print production volume and changes in product and customer mix. In addition, the decrease in gross margin includes the impact of reduced paper prices reflected in sales.

Selling, General and Administrative Expenses. In the 2001 Nine-Month Period, Print selling, general and administrative expenses decreased $2.6 million to $13.9 million, or 3.8% of Print sales, from $16.5 million, or 4.2% of Print sales in the 2000 Nine-Month Period. The decrease in the 2001 Nine-Month Period includes the impact of decreases in certain selling and employee related expenses.

In the 2001 Three-Month Period, Print selling, general and administrative expenses decreased $0.7 million to $5.7 million, from $6.4 million in the 2000 Three-Month Period. In both the 2001 Three-Month Period and 2000 Three-Month Period, Print selling, general and administrative expenses were 4.3% of Print sales. The decrease in the 2001 Three-Month Period includes the impact of decreases in certain selling and employee related expenses.

Operating Income. As a result of the factors discussed above, Print operating income decreased to $34.4 million in the 2001 Nine-Month Period from $43.0 million in the 2000 Nine-Month Period; and decreased to $12.9 million in the 2001 Three-Month Period from $15.6 million in the 2000 Three-Month Period.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

American Color (Premedia Services)

Sales. In the 2001 Nine-Month Period, American Color's sales decreased $9.0 million to $51.8 million from $60.8 million in the 2000 Nine-Month Period. The decrease in the 2001 Nine-Month Period was primarily the result of reduced premedia production volume. This was primarily due to the economic slowdown and related weakness in demand for advertising during the 2001 Nine-Month Period.

In the 2001 Three-Month Period, American Color's sales decreased $5.0 million to $16.0 million from $21.0 million in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period was primarily the result of reduced premedia production volume. This was primarily due to the economic slowdown and related weakness in demand for advertising during the 2001 Three-Month Period.

Gross Profit. In the 2001 Nine-Month Period, American Color's gross profit decreased $4.7 million to $12.7 million from $17.4 million in the 2000 Nine-Month Period. In the 2001 Nine-Month Period, American Color's gross margin decreased to 24.6% from 28.7% in the 2000 Nine-Month Period. The decreases in gross profit and gross margin for the 2001 Nine-Month Period are primarily the result of reduced premedia production volume, offset in part by the continuance of various cost containment programs at the production facilities.

In the 2001 Three-Month Period, American Color's gross profit decreased $2.4 million to $3.6 million from $6.0 million in the 2000 Three-Month Period. In the 2001 Three-Month Period, American Color's gross margin decreased to 22.5% from 28.5% in the 2000 Three-Month Period. The decreases in gross profit and gross margin for the 2001 Three-Month Period are primarily the result of reduced premedia production volume, offset in part by the continuance of various cost containment programs at the production facilities.

Selling, General and Administrative Expenses. In the 2001 Nine-Month Period, American Color's selling, general and administrative expenses decreased $1.0 million to $7.5 million, or 14.5% of American Color's sales, from $8.5 million, or 14.0% of American Color's sales in the 2000 Nine-Month Period. The decrease in the 2001 Nine-Month Period includes the impact of decreased selling expenses and reduction in certain employee related expenses.

In the 2001 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.2 million to $2.5 million, or 15.6% of American Color's sales, from $2.7 million, or 12.9% of American Color's sales in the 2000 Three-Month Period. The decrease in the 2001 Three-Month Period is primarily attributable to decreased selling expenses and reduction in certain employee related expenses.

Operating Income. As a result of the factors discussed above, American Color's operating income decreased to $5.2 million in the 2001 Nine-Month Period from $8.9 million in the 2000 Nine-Month Period; and decreased to $1.1 million in the 2001 Three-Month Period from $3.3 million in the 2000 Three-Month Period.

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope, corporate general, administrative and other expenses, including amortization expense. In the 2001 Nine-Month Period, operating losses from other operations increased to a loss of $5.3 million from a loss of $5.1 million in the 2000 Nine-Month Period. In the 2001 Three-Month Period, operating losses from other operations increased to a loss of $2.2 million from a loss of $2.1 million in the 2000 Three-Month Period. The increased losses in both the 2001 Nine-Month Period and the 2001 Three-Month Period primarily reflect reduced digital visual effects production volume at Digiscope, offset in part by reduced corporate general and administrative expenses.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Non-cash amortization expense (which primarily includes goodwill amortization) within other operations was $2.3 million in the 2001 Nine-Month Period, $2.4 million in the 2000 Nine-Month Period and $0.8 million in both the 2001 Three-Month Period and the 2000 Three-Month Period.

Interest Expense

In the 2001 Nine-Month Period, interest expense decreased to $22.7 million from $25.1 million in the 2000 Nine-Month Period; and, in the 2001 Three-Month Period, interest expense decreased to $7.3 million from $8.3 million in the 2000 Three-Month Period. These decreases reflect lower levels of indebtedness and lower interest rates.

Other, Net

In the 2001 Nine-Month Period, other, net decreased to expense of $0.3 million from expense of $0.6 million in the 2000 Nine-Month Period; and, in the 2001 Three-Month Period, increased to expense of $0.3 million from expense of $0.1 million in the 2000 Three-Month Period. Included in the 2000 Nine-Month Period is a $0.4 million non-cash write-off of certain fixed assets.

Income Taxes

In the 2001 Nine-Month Period, income tax expense decreased to $1.7 million from $1.9 million in the 2000 Nine-Month Period; and decreased to $0.6 million in the 2001 Three-Month Period from $0.8 million in the 2000 Three-Month Period. The decrease in both the 2001 Nine-Month Period and the 2001 Three-Month Period is primarily due to lower amounts of U.S. and foreign taxable income, offset in part by a decreased reduction in the valuation allowance. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2001 Nine-Month Period and the 2001 Three-Month Period there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

Net Income

As a result of the factors discussed above, the 2001 Nine-Month Period net income decreased to $9.6 million from $19.2 million in the 2000 Nine-Month Period; and, in the 2001 Three-Month Period, net income decreased to $3.6 million from $7.7 million in the 2000 Three-Month Period. Management expects the aforementioned trends to continue into the fiscal quarter ending March 31, 2002, and as a result net income is expected to be lower than comparable prior year levels. See note 7 Subsequent Event in the Condensed Consolidated Financial Statements appearing elsewhere in this document.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


At December 31, 2001, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $23.3 million, and therefore, additional borrowing availability of approximately $46.7 million.

During the 2001 Nine-Month Period, we repurchased in the open market an aggregate principal amount of $7.2 million of the Company's 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for approximately $7.1 million.

At December 31, 2001, $9.6 million of the A Term Loan Facility and $39.7 million of the B Term Loan Facility remained outstanding. As a result of voluntary prepayments of these two loans during the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), we have no scheduled maturities due under either the A Term Loan Facility or B Term Loan Facility until March 31, 2002. The scheduled A Term Loan and B Term Loan payments due on March 31, 2002 will be approximately $0.2 million in total. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of the fiscal year ending March 31, 2002 ("Fiscal Year 2002") will approximate $1.9 million and $0.2 million, respectively.

During the 2001 Nine-Month Period, net cash provided by operating activities of $25.1 million and proceeds from the sale of fixed assets of $0.4 million were primarily used to fund the following expenditures:

(1)  $11.7 million in cash capital expenditures, and
(2) $13.6 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $5.6 million and the repurchase of $7.2 million of the Notes).

We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that full year Fiscal Year 2002 cash capital expenditures will approximate $16.7 million and equipment acquired under capital leases will approximate $7.8 million. Our cash-on-hand of approximately $13.9 million is presented net of outstanding checks within trade accounts payable at December 31, 2001. Accordingly, cash is presented at a balance of $0 in the December 31, 2001 balance sheet.

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

We have been evaluating a plan to consolidate production facilities in order to reduce costs and improve operating efficiency. As part of this consolidation, in January 2002, we approved a restructuring plan for our print and premedia segments. During the first half of calendar year 2002 we expect to close a printing facility and relocate the printing presses from that facility to other company printing facilities. We also expect to close one premedia facility, reduce production activity at another premedia facility and relocate certain equipment to other company premedia and printing facilities. We plan to record a pretax restructuring charge of approximately $6.4 million in the fourth quarter of our fiscal year ending March 31, 2002. The estimated pretax cost associated with this plan includes $3.3 million of employee termination costs and $3.1 million of de-installation and other transition expenses. The majority of these costs will be paid or settled before March 31, 2003. This charge will be classified within restructuring costs and other special charges in the consolidated statement of operations for the fiscal year ending March 31, 2002. We also expect capital expenditures of approximately $3.5 million in connection with this consolidation in the fiscal year ending March 31, 2003. We believe that consolidating production under this plan will result in greater operating efficiency and income improvement beginning in our fiscal year ending March 31, 2003.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At December 31, 2001, we had total indebtedness outstanding of $256.0 million, including capital lease obligations. Of the total debt outstanding at December 31, 2001, $49.3 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 4.2%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At December 31, 2001, we had indebtedness other than obligations under the Bank Credit Agreement of $206.7 million (including $172.8 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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


EBITDA
                                                      Three Months Ended                           Nine Months Ended
                                                         December 31,                                 December 31,
                                              ------------------------------------         -----------------------------------
                                                 2001                    2000                  2001                   2000
                                                 ----                    ----                  ----                   ----
                                                                           (dollars in thousands)
               EBITDA:
                 Print                     $     18,541                   21,772                50,885                61,082
                 American Color                   2,396                    4,597                 9,259                13,266
                 Other (a)                       (1,215)                    (992)               (2,338)               (1,534)
                                              -----------            -------------         -------------            ----------
                    Total                  $     19,722                   25,377                57,806                72,814

               EBITDA Margin:
                 Print                            14.2%                    14.7%                  13.9%                15.4%
                 American Color                   15.0%                    21.9%                  17.9%                21.8%
                    Total                         13.4%                    14.9%                  13.7%                15.8%

(a) Other operations primarily include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense, depreciation, amortization, and other expense (income). "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Senior Subordinated Notes Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Print. As a result of the reasons previously described under "--Print" (excluding changes in depreciation and amortization expense), Print EBITDA decreased $10.2 million to $50.9 million in the 2001 Nine-Month Period from $61.1 million in the 2000 Nine-Month Period. Print EBITDA Margin decreased to 13.9% in the 2001 Nine-Month Period from 15.4% in the 2000 Nine-Month Period. Print EBITDA decreased $3.3 million to $18.5 million in the 2001 Three-Month Period from $21.8 million in the 2000 Three-Month Period. Print EBITDA Margin decreased to 14.2% in the 2001 Three-Month Period from 14.7% in the 2000 Three-Month Period. In addition, the decrease in Print EBITDA Margin in the 2001 Three-Month Period includes the impact of reduced paper prices reflected in sales.

American Color (Premedia Services). As a result of the reasons previously described under "--American Color" (excluding changes in depreciation and amortization expense), American Color's EBITDA decreased $4.0 million to $9.3 million in the 2001 Nine-Month Period from $13.3 million in the 2000 Nine-Month Period. American Color's EBITDA Margin decreased to 17.9% in the 2001 Nine-Month Period from 21.8% in the 2000 Nine-Month Period. American Color's EBITDA decreased $2.2 million to $2.4 million in the 2001 Three-Month Period from $4.6 million in the 2000 Three-Month Period. American Color's EBITDA Margin decreased to 15.0% in the 2001 Three-Month Period from 21.9% in the 2000 Three-Month Period.

Other. As a result of the reasons previously described under "--Other Operations" (excluding changes in depreciation and amortization expense), EBITDA for the Company's other operations increased to negative EBITDA of $2.3 million in the 2001 Nine-Month Period from negative EBITDA of $1.5 million in the 2000 Nine-Month Period. Other operations negative EBITDA increased to $1.2 million in the 2001 Three-Month Period from negative EBITDA of $1.0 million in the 2000 Three-Month Period.

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

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.       Description
               -----------       -----------

                12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges

          (b)  Reports on Form 8-K

               None filed in the quarter ended December 31, 2001.

               Form 8-K filed with the Securities Exchange Commission on February 6, 2002 under Item 5 to announce Holdings' financial results for the twelve months ended December 31, 2001 and to announce the Company's plan to record a restructuring charge in the fourth fiscal quarter ending March 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               ACG Holdings, Inc.
                               American Color Graphics, Inc.



Date     February 13, 2002            By  /s/ Joseph M. Milano
         -----------------                -----------------------------------
                                      Joseph M. Milano
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)




Date     February 13, 2002            By  /s/ Patrick W. Kellick
         -----------------                ------------------------------------
                                      Patrick W. Kellick
                                      Senior Vice President/Corporate Controller
                                      and Assistant Secretary
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description                                               Page
-----------    -----------                                               ----

12.1           Statement Re: Computation of Ratio of Earnings to
               Fixed Charges                                              25


                                                                                                             EXHIBIT 12.1
                                                 STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                                        (Dollars in Thousands)

                                               Nine Months
                                                  Ended        Year Ended    Year Ended    Year Ended     Year Ended    Year Ended
                                              December 31,     March 31,     March 31,      March 31,      March 31,    March 31,
                                                   2001           2001         2000          1999            1998          1997
                                              --------------  -----------   -----------   -----------    ------------   ----------

   Consolidated pretax income (loss) from
       continuing operations                   $   11,304         19,496       11,659        (7,839)         (27,122)     (26,005)

   Net amortization of debt issuance expense        1,060          1,389        1,326         1,412            2,292        1,784

   Interest expense                                21,675         31,653       32,637        34,830           36,664       34,505

   Interest portion of rental expense               1,463          1,950        2,015         2,301            2,130        1,799
                                                --------------  -----------  -----------   ------------   --------------- ----------
   Earnings                                    $   35,502         54,488       47,637        30,704           13,964       12,083
                                                ==============  ===========  ===========   ============   =============== ==========
   Interest expense                            $   21,675         31,653       32,637        34,830           36,664       34,505

   Net amortization of debt issuance expense        1,060          1,389        1,326         1,412            2,292        1,784

   Interest portion of rental expense               1,463          1,950        2,015         2,301            2,130        1,799
                                                --------------  -----------  -----------   ------------   --------------- ----------
       Fixed Charges                           $   24,198         34,992       35,978        38,543           41,086       38,088
                                                ==============  ===========  ===========   ============   =============== ==========
       Ratio of Earnings to Fixed Charges           1.47x          1.56x        1.32x          (a)              (a)         (a)
                                                ==============  ===========  ===========   ============   =============== ==========

(a) The deficiency of earnings required to cover fixed charges for the fiscal years ended March 31, 1999, 1998 and 1997 was $7,839, $27,122 and $26,005,
     respectively. The deficiency of earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes, discontinued operations and extraordinary items from fixed charges. Fixed charges consist of interest expense and one-third of operating lease rental expense, which is deemed to be representative of the interest factor. The deficiency of earnings required to cover fixed charges includes depreciation of property, plant and equipment and amortization of goodwill and other assets and non-cash charges which are reflected in cost of sales and selling, general and administrative expenses, in the following amounts (in thousands):

                                        Fiscal Year Ended March 31,
                           -------------------------------------------------
                                1999               1998             1997
                           ------------      --------------      -----------
   Depreciation         $      29,651               28,124          25,282
   Amortization                 4,025               10,413           9,374
   Non-cash charges               945                2,301           1,944
                           ------------      --------------      -----------
     Total              $      34,621               40,838          36,600
                           ============      ==============      ===========