Form 10-K
period 2002-03-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2002-06-28
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to __________

        Commission file number 33-97090

                               ACG HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware
(State or other jurisdiction                        62-1395968
of incorporation or organization)        (I.R.S. employer identification number)

100 Winners Circle, Brentwood, Tennessee                37027
(address of principal executive offices)              (Zip Code)

Registrants telephone number including area code    (615) 377-0377

                          AMERICAN COLOR GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

            New York
(State or other jurisdiction of                       16-1003976
incorporation or organization)           (I.R.S. employer identification number)

100 Winners Circle, Brentwood, Tennessee                37027
(address of principal executive offices)              (Zip Code)

Registrants telephone number including area code    (615) 377-0377

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

ACG Holdings, Inc. has 143,399 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2002 (all of which are privately owned and not traded on a public market).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                      INDEX



                                                                         Page
                                                                      Referenced
                                                                      Form 10-K
                                                                      ----------


                                     PART I


Item 1. Business............................................................. 2
Item 2. Properties........................................................... 7
Item 3. Legal Proceedings.................................................... 8
Item 4. Submission of Matters to A Vote of Security Holders.................. 8


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters ............................................................. 9
Item 6. Selected Financial Data.............................................. 9
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................13
Item 7A.Quantitative and Qualitative Disclosures About Market Risk...........23
Item 8. Financial Statements and Supplementary Data..........................24
Item 9. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure.................................................51


                                    PART III

Item 10. Directors and Executive Officers ...................................52
Item 11. Executive Compensation..............................................53
Item 12. Security Ownership of Certain Beneficial Owners and Management......58
Item 13. Certain Relationships and Related Transactions......................59



                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....60



         Signatures..........................................................68

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

ITEM 1.  BUSINESS

General

We are a successor to a business that commenced operations in 1926, and are one of the largest national diversified commercial printers in North America with nine print plants in eight states and Canada, seven stand-alone premedia facilities located throughout the United States and one digital visual effects facility located in California that provides special effects services for the motion picture industry. We operate primarily in two business segments of the commercial printing industry: print, (which accounted for approximately 87% of total sales during the fiscal year ended March 31, 2002 ("Fiscal Year 2002")) and premedia services conducted through our American Color division (which accounted for approximately 12% of total sales in Fiscal Year 2002). Our print business and our premedia services business are both headquartered in Brentwood, Tennessee. Partnerships affiliated with Morgan Stanley Dean Witter & Co. ("MSDW") currently own 57.7% of the outstanding common stock and 72.7% of the outstanding preferred stock of Holdings.

Market data used throughout this Report was obtained from industry publications and internal company estimates. While we believe such information is reliable, the accuracy of such information has not been independently verified and cannot be guaranteed.

Financial Information About Industry Segments

See segment disclosure in note 16 of our consolidated financial statements appearing elsewhere in this Report.

Print

Our print business, which accounted for approximately 87%, 86% and 85% of our sales in Fiscal Year 2002, the fiscal year ended March 31, 2001 ("Fiscal Year 2001") and the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), respectively, produces retail advertising inserts, comics and other publications.

Retail Advertising Inserts (86% of print sales in both Fiscal Year 2002 and Fiscal Year 2001 and 83% in Fiscal Year 2000). We believe that we are one of the largest printers of retail advertising inserts in the United States. We print advertising inserts for approximately 270 retailers. Retail advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer. Advertising inserts are used extensively by many different retailers; including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers but are also distributed by direct mail or in-store by retailers and generally advertise for a specific, limited sale period. As a result, advertising inserts are both time sensitive and seasonal.

Comics (8% of print sales in both Fiscal Year 2002 and Fiscal Year 2001 and 11% in Fiscal Year 2000). We believe that we are one of the largest printers of comics in the United States. Comics consist of newspaper Sunday comics, comic insert advertising and comic books. We print Sunday comics for over 200 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.

Other Publications (6% of print sales in each of Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000). We print local newspapers, TV guide listings and other publications.

In the last quarter of Fiscal Year 2001, the print segment began to present postage revenue in sales as opposed to netting postage revenue against the related postage costs within cost of sales. This presentation is consistent with the requirements of Emerging Issues Task Force 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Under EITF 00-10, the netting of revenues and expenses associated with shipping and handling is no longer permitted. The print segment's financial information for Fiscal Year 2001 and Fiscal Year 2000 has been reclassified to conform with this presentation.

Print Production

Our network of nine print plants in the United States and Canada is strategically well positioned to service our customers, providing us with distribution efficiencies and shorter turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. We own the majority of our printing equipment, which currently consists of 48 heatset offset presses, 2 coldset offset presses and 11 flexographic presses. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our newspaper Sunday comics and comic advertising inserts are printed using the flexographic process.

In the heatset offset process, the desired printed images are distinguished chemically from the non-image areas of a metal plate. This allows the image area to attract solvent-based ink which is then transferred from the plate to a rubber blanket and then to the paper surface. Once printed, the web goes through an oven that evaporates the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, inks are set by the absorption of solvents into the paper. Due to the drying process, the heatset offset process can be utilized on a wide variety of papers. Generally, heatset offset presses have the ability to provide a more colorful and attractive product than cold offset presses.

The flexographic process differs from offset printing in that it utilizes relief image plates and water-based (as opposed to solvent-based) inks. The flexographic image area results from application of ink to the raised image surface on the plate, which is transferred directly to the paper. Once printed, the water-based inks are rapidly dried. Our flexographic printing generally can provide vibrant color reproduction at a lower cost than heatset offset printing. The strengths of flexography compared with the rotogravure and offset processes are faster press set-up times, reduced paper waste, reduced energy use and maintenance costs, and environmental advantages due to the use of water-based inks and the use of less paper. Faster press set-up times make the process particularly attractive to commercial customers with shorter runs and extensive product versioning.

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

As is reflective of our national account status, we believe we are one of the United States' largest mailers. In combination with our national account status with the United States Postal Service and our experience in such areas as list services, addressing accuracy and postal service, we are able to offer distribution and mailing services that help to maximize the advertising impact and financial return for our customers.

Premedia Services

Our premedia services business is conducted by our American Color division ("American Color") which accounted for approximately 12%, 13% and 14% of our Fiscal Year 2002, Fiscal Year 2001 and Fiscal Year 2000 sales, respectively. We believe we are one of the largest full-service providers of premedia services in the United States (based upon revenues) and a technological leader in this industry. Our premedia services business commenced operations in 1975. We provide these services nationwide within our print plants, our seven stand-alone service locations and through our managed services sites (premedia service facilities at a customer location). We assist customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers as well as other forms of media. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page generated. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset management, managed services, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, desktop computer-based design and layout, and digital cameras into premedia production.

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

Competitive Advantages and Strategy

Competitive Advantages. We believe that we have the following competitive advantages in our print and premedia services businesses:

Modern Equipment. We believe that our web heatset offset and flexographic web printing equipment is generally among the most advanced in the industry and that the average age of our equipment is significantly less than the majority of our regional competitors and is comparable to our major national competitors. We incorporate technological changes as they occur in order to enhance our process controls and improve our quality. We acquire auxiliary equipment when appropriate to increase our product offerings and lower our costs. We are also committed to a comprehensive, long-term maintenance program, which enhances the reliability and extends the life of our presses and other production equipment. We also believe that our premedia equipment is significantly more advanced than many of our smaller regional competitors, many of whom have not incorporated digital premedia technologies and computer-to-plate services to the same extent as we have, nor adopted an open systems environment which allows greater flexibility and more efficient maintenance.

Strong Customer Base. We provide printing services to a diverse base of customers, including approximately 270 retailers and over 200 newspapers in the United States and Canada. Our print services customer base includes a significant number of the major national retailers and larger newspaper chains as well as numerous smaller regional retailers. Our consistent focus on providing high quality print products and strong customer service at competitive prices has resulted in long-term relationships with many of these customers. Our premedia services customer base includes large and medium-sized customers in the retail, publishing, catalog and packaging businesses, many of whom also have long-term relationships with our print segment. We have been successful in continuing to increase the proportion of our business under long-term contracts.

Competitive Cost Structure. We have reduced the variable and fixed costs of production at our print facilities over the past several years and believe we are well positioned to maintain our competitive cost structure in the future due to economies of scale. We have also reduced manufacturing costs and selling, general and administrative expenses in our premedia services business primarily through the application of certain digital premedia production methodologies, facility consolidation and continued cost containment focus.

Strong Management Team. Our experienced print management group maintains a clear focus on our customers, growth, quality and continued cost reduction, resulting in an improved cost structure and a well-defined strategy for future expansion. Our management group in the premedia services business consists of individuals who we believe will manage the premedia services business for growth and profitability and will continue to upgrade our capabilities.

National Presence. We believe our eight print plants in the United States and one plant in Canada provide us with distribution efficiencies, strong customer service, flexibility and short turnaround times, all of which are instrumental in our continued success in servicing our large national and regional retail accounts. Our sales and marketing groups provide the necessary customer coverage and enable us to successfully penetrate regional markets. We believe that our premedia services facilities provide us with contingency capabilities, increased capacity during peak periods, access to highly skilled technical personnel throughout the country, short turnaround time and other customer service advantages.

Strategy. Our objective is to increase shareholder value by growing our revenues, increasing our market share and reducing costs. Our strategy to achieve this objective is as follows:

Grow Unit Volume. We believe that our level of national sales coverage, when coupled with our significant industry experience and customer-focused sales force, will result in unit growth. In an effort to stimulate unit volume growth, we have strengthened our print sales group. Unit volume growth is also expected to result from continued capital expansion and selective print acquisitions. In addition, in our premedia services business, we have strengthened our sales force, provided expanded training, and more closely focused our marketing efforts on new, larger customers.

Improve Customer and Product Mix. We intend to increase our share of the retail advertising insert market. In addition, we expect to continue to adjust the mix of our customers and products within the retail advertising insert market to those that are more profitable and less seasonal and to maximize the use of our equipment. We are also continuing expansion of our print facilities' capabilities for in-plant prepress and postpress services. Our premedia services business will continue to focus on high value-added new business opportunities, particularly large-scale projects that will best utilize the breadth of services and technologies we have to offer. Additionally, we will continue to pursue large scale managed services opportunities as well as national and large regional customers that require more sophisticated levels of service and technologies.

Reduce Manufacturing Costs and Improve Quality. We intend to further reduce our production costs at our print and premedia service facilities through our Total Quality Management Process, an ongoing cost reduction and continuous quality improvement process. Additionally, we plan to continue to maximize scale advantages in the purchasing, technology and engineering areas. We also intend to continue to gain variable cost efficiencies in our premedia services business by using our technical resources to improve digital premedia workflows. In addition, we believe we will be able to reduce our per unit technical, sales and management costs as we increase sales in this business.

Make Opportunistic Acquisitions. An integral part of our long-term growth strategy includes a plan to selectively assess and acquire other print and premedia services companies that we believe will enhance our leadership position in these industries.

Restructuring

In January 2002, our Board of Directors approved a restructuring plan for our print and premedia services segments. This plan included the closing of one print and one premedia facility, the downsizing of another premedia facility and the relocation of certain equipment and personnel within our company. This plan was designed to improve asset utilization, operating efficiency and profitability. See note 14 to our consolidated financial statements appearing elsewhere in this Report.

Customers and Distribution

Customers. We sell our print products and services to a large number of customers, primarily retailers and newspapers, and all of our products are produced in accordance with customer specifications. We perform approximately 44% of our print work, including the printing of retail advertising inserts, Sunday comics and comic books, under contracts, ranging in term from one year to ten years. Many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our print work, we obtain varying time commitments from our customers ranging from job-to-job to annual allocations. Print prices are generally fixed during such commitments; however, our standard terms of trade call for the pass-through of changes in the price of raw materials, primarily paper and ink.

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

The print and premedia services businesses have historically had certain common customers and our ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, managed services and speed to market become more important to our customers. We believe cross-marketing enables us to provide more comprehensive solutions for our customers' premedia and printing needs.

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2002. Our top ten customers accounted for approximately 50% of our consolidated sales in Fiscal Year 2002.

Distribution. We distribute our print products primarily by truck to customer designated locations (primarily newspapers and customer retail stores) and via mail. Distribution costs are generally paid by the customer, and most shipping is by common carrier. Our premedia services business generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery.

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

Raw Materials

The primary raw materials used in our print business are paper and ink. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in the prior year. Throughout Fiscal Year 2001, the cost of paper increased. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in paper requirements resulted in a decline in paper prices throughout the year. Management expects that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. We purchase all of our ink and related products under long-term ink supply contracts. The primary inputs in premedia service processes are film and proofing materials.

In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues derived from advertising inserts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" appearing elsewhere in this Report.

Backlog

Because our print and premedia services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Employees

As of April 30, 2002, we had a total of approximately 2,430 employees, of which approximately 230 employees are represented by a collective bargaining agreement that will expire on December 31, 2004. We consider our relations with our employees to be excellent.

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

ITEM 2.  PROPERTIES

We operate in 17 locations in 12 states and Canada. We own seven print plants in the United States and one in Canada and lease one print plant in California. Our American Color division has seven stand-alone production locations, all of which are leased. Our American Color division also operates premedia services facilities on the premises of several of our customers ("managed services") and in each of our print plants. In addition, we maintain one small executive office in Connecticut, a digital visual effects facility in California and our headquarter facility in Brentwood, Tennessee, all of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, we maintain a reserve of approximately $0.1 million in connection with this liability on our consolidated balance sheet at March 31, 2002. We believe this amount is adequate to cover such liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

    Market Information
    ------------------

    There is no established public market for the common stock of either Holdings or Graphics.

    Holders
    -------

    As of May 31, 2002, there were approximately 98 record holders of Holdings' common stock. Holdings is the sole shareholder of Graphics' common stock.

    Dividends
    ---------

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


ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998. The balance sheet data as of March 31, 2002, 2001, 2000, 1999 and 1998 and the statement of income data for the fiscal years ended March 31, 2002, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below, for the fiscal year ended March 31, 1998, also reflects our discontinued wholly-owned subsidiary, Sullivan Media Corporation ("SMC").

This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Report.

                                             Selected Financial Data
                                                ACG Holdings, Inc.

                                                                               Fiscal Year Ended March 31,
                                                             ----------------------------------------------------------------
                                                                2002          2001         2000          1999          1998
                                                             ----------------------------------------------------------------
Statement of Income Data:                                                         (Dollars in thousands)
Sales                                                        $ 542,421       606,039      554,282       520,343       533,335
Cost of Sales                                                  465,448       508,188      464,017       439,091       461,407
                                                             ---------     ---------    ---------     ---------     ---------
    Gross Profit                                                76,973        97,851       90,265        81,252        71,928
Selling, general and administrative expenses (a)                37,961        44,232       44,181        46,333        54,227
Restructuring costs and other special charges (b)               12,920          --           --           5,464         5,598
                                                             ---------     ---------    ---------     ---------     ---------
    Operating income                                            26,092        53,619       46,084        29,455        12,103
Interest expense, net                                           29,806        32,929       33,798        36,077        38,813
Other expense                                                      637         1,194          627         1,217           412
Income tax expense (benefit) (c)                                (5,073)       (4,927)       2,189           523         2,106
                                                             ---------     ---------    ---------     ---------     ---------
     Income (loss) from continuing operations
     before extraordinary items                                    722        24,423        9,470        (8,362)      (29,228)
                                                             ---------     ---------    ---------     ---------     ---------
Discontinued operations: (d)

      Estimated loss on shut down, net of tax                     --            --           --            --            (667)

Extraordinary loss on early extinguishment of
debt (e)                                                          --            --           --          (4,106)         --
                                                             ---------     ---------    ---------     ---------     ---------
Net income (loss)                                            $     722        24,423        9,470       (12,468)      (29,895)
                                                             =========     =========    =========     =========     =========
Balance Sheet Data (at end of period):

Working capital (deficit)                                    $    (865)       15,288       (2,973)       (5,451)       11,610
Total assets                                                 $ 280,513       302,202      303,812       299,000       329,958
Long-term debt and capitalized leases,
  including current installments                             $ 252,792       261,706      277,344       289,589       319,657
Stockholders' deficit                                        $ (96,020)      (85,867)    (109,389)     (119,306)     (106,085)

Other Data:

Net cash provided by operating activities                    $  38,216        40,913       38,774        48,137        18,257
Net cash used by investing activities                        $ (16,493)      (19,006)     (24,145)      (10,364)      (10,100)
Net cash used by financing activities                        $ (17,189)      (21,968)     (14,576)      (37,812)       (8,143)
Capital expenditures (including lease                        $  24,550        25,271       22,724        16,238        23,713
  obligations entered into)
Ratio of earnings to fixed charges                                  (f)         1.56x        1.32x           (f)           (f)
EBITDA (g)                                                   $  61,573        88,305       80,007        64,286        52,367

NOTES TO SELECTED FINANCIAL DATA

(a) For the fiscal year ended March 31, 1998 ("Fiscal Year 1998") selling, general and administrative expense includes $1.5 million of non-recurring American Color charges associated with the relocation of American Color's corporate office and various severance related expenses and $0.6 million of non-cash charges associated with an employee benefit program.

(b) In January 2002, we approved a restructuring plan for our print and American Color divisions, which was designed to improve asset utilization, operating efficiency and profitability. We recorded $8.6 million of costs under this plan in Fiscal Year 2002.

    In March 1999, we approved a restructuring plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. We recorded $4.6 million of costs under this plan in the fiscal year ended March 31, 1999 ("Fiscal Year 1999").

    In January 1998, we approved a restructuring plan for our print division designed to improve responsiveness to customer requirements, increase asset utilization and reduce overhead costs. We recorded $3.9 million of costs under this plan in Fiscal Year 1998.

    In addition, we recorded $4.3 million, $0.9 million and $1.7 million of other special charges related to asset write-offs and write-downs in our print and American Color divisions in Fiscal Year 2002, Fiscal Year 1999 and Fiscal Year 1998, respectively. See note 14 to our consolidated financial statements appearing elsewhere in this Report for further discussion of Fiscal Year 2002 and 1999 restructuring activity.

(c) In the fourth quarter of Fiscal Year 2002, the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets will be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily includes the $5.5 million decrease discussed above and a $4.2 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income.

(d) In February of the fiscal year ended March 31, 1997, we made a strategic decision to shut down the operation of our wholly-owned subsidiary SMC. SMC's shut down has been accounted for as a discontinued operation, and accordingly, SMC's operations are segregated in our consolidated financial statements.

(e) As part of a refinancing transaction entered into on May 8, 1998 (the "1998 Refinancing"), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in Fiscal Year 1999.

(f) The deficiency in earnings required to cover fixed charges for the fiscal years ended March 31, 2002, 1999 and 1998 was $4,351, $7,839 and $27,122,
    respectively. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes, discontinued operations and extraordinary items from fixed charges. Fixed charges consist of interest expense and one-third of operating lease rental expense, which is deemed to be representative of the interest factor. The deficiency in earnings required to cover fixed charges includes non-cash depreciation of property, plant and equipment and amortization of goodwill and other assets and other non-cash charges which are reflected in the financial statements, in the following amounts (in thousands):

                                         Fiscal Year Ended March 31,
                                   ----------------------------------------
                                       2002           1999          1998
                                   -----------     ----------    ----------
         Depreciation             $   27,024      $  29,651     $  28,124
         Amortization                  4,175          4,025        10,413
         Non-cash charges              4,723            945         2,301
                                   -----------     ----------    ----------
           Total                  $   35,922      $  34,621     $  40,838
                                   ===========     ==========    ==========

(g) EBITDA is included in the Selected Financial Data because we believe that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs, other expense (income), discontinued operations and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture dated as of August 15, 1995 and the bank credit agreement entered into in May 1998 are based on EBITDA, subject to certain adjustments.

    EBITDA in Fiscal Year 2002 includes restructuring costs related to the print and American Color divisions of $6.5 million and $2.1 million, respectively.

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

The cost of paper is a principal factor in our overall pricing to our customers. The level of paper costs also has a significant impact on our reported sales. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in the previous year. Throughout Fiscal Year 2001, the cost of paper increased. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in paper requirements resulted in a decline in paper prices throughout the year. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers.

In recent years, comprehensive quality improvement and cost reduction programs have been implemented for all our printing processes. As a result of these measures, we have been successful in lowering our manufacturing costs within the print segment, while improving product quality.

American Color (Premedia Services). The premedia services industry has experienced significant technological advances as electronic digital premedia systems have replaced the more manual and photography-based methods utilized in the past. Over the last several years, this shift in technology, which improved process efficiencies and reduced processing costs, produced increased unit growth for American Color as the demand for color pages increased. Selling price levels per page, however, have declined because of greater efficiencies resulting from technological advancements. Revenue from traditional services is being supplemented by additional revenue sources including digital asset management, managed services, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and internet services, and software and data-base management.

The following table summarizes our historical results of continuing operations for Fiscal Years 2002, 2001 and 2000:

                                           Fiscal Year Ended March 31,
                                   ---------------------------------------------
                                     2002              2001             2000
                                   --------          --------         ---------
                                               (Dollars in thousands)


Sales

   Print                           $ 473,915          519,961          470,458

   American Color                     65,293           80,060           80,240

   Other (a)                           3,213            6,018            3,584
                                   ---------        ---------        ---------
     Total                           542,421          606,039          554,282
                                   =========        =========        =========

Gross Profit

   Print                           $  62,673           74,745           73,572

   American Color                     15,130           22,856           17,971

   Other (a)                            (830)             250           (1,278)
                                   ---------        ---------        ---------
      Total                        $  76,973           97,851           90,265
                                   =========        =========        =========

Gross Margin

   Print                                13.2%            14.4%            15.6%

   American Color                       23.2%            28.6%            22.4%

      Total                             14.2%            16.2%            16.3%

Operating Income (Loss)

   Print (b)                       $  31,148           49,918           49,446

   American Color (b)                  2,805           11,409            4,883

   Other (a) (c)                      (7,861)          (7,708)          (8,245)
                                   ---------        ---------        ---------
        Total                      $  26,092           53,619           46,084
                                   =========        =========        =========

(a) Other operations primarily include revenues and expenses associated with our digital visual effects business ("Digiscope").

(b) Print and American Color operating income in Fiscal Year 2002 includes the impact of restructuring costs of $6.5 million and $2.1 million, respectively. Print and American Color operating income in Fiscal Year 2002 also includes $3.9 million and $0.4 million of other special charges related to non-cash asset write-offs and write-downs, respectively. See "Restructuring Costs and Other Special Charges" below. American Color's operating income also includes $0.6 million of non-recurring charges in Fiscal Year 2000 associated with the consolidation of certain production facilities.

(c) Also includes corporate general and administrative expenses, and amortization expense.

Historical Results of Operations

                      Fiscal Year 2002 vs. Fiscal Year 2001

Total sales decreased 10.5% to $542.4 million in Fiscal Year 2002 from $606.0 million in Fiscal Year 2001. This decrease primarily reflects a decrease in print sales of $46.1 million, or 8.9%, and a decrease in American Color's sales of $14.8 million, or 18.4%. Total gross profit decreased to $77.0 million, or 14.2% of sales, in Fiscal Year 2002 from $97.9 million, or 16.2% of sales, in Fiscal Year 2001. Total operating income decreased to $26.1 million, or 4.8% of sales, in Fiscal Year 2002 from $53.6 million, or 8.8% of sales, in Fiscal Year 2001. See the discussion of these changes by segment below.

In the fourth quarter of Fiscal Year 2001, the print segment began to present postage revenue in sales as opposed to netting postage revenue against the related postage costs within cost of sales. This presentation is consistent with the requirements of EITF 00-10. Under EITF 00-10, the netting of revenues and expenses associated with shipping and handling is no longer permitted. The financial information for Fiscal Year 2001 and Fiscal Year 2000 has been reclassified to conform with this presentation.

Print

Sales. Print sales decreased $46.1 million to $473.9 million in Fiscal Year 2002 from $520.0 million in Fiscal Year 2001. The decrease in Fiscal Year 2002 includes a 6.9% decrease in print production volume, a decrease in postage revenues, an increase in customer supplied paper and the impact of declining paper prices. The reduced production volume is largely attributable to weakness in the retail industry and the corresponding reduction in demand for printing as a result of reduced advertising spending during Fiscal Year 2002. In response to the current economic conditions, we have consolidated production. See the discussion of the January 2002 restructuring plan below under "Restructuring Costs and Other Special Charges".

Gross Profit. Print gross profit decreased $12.0 million to $62.7 million in Fiscal Year 2002 from $74.7 million in Fiscal Year 2001. Print gross margin decreased to 13.2% in Fiscal Year 2002 from 14.4% in Fiscal Year 2001. The decreases in gross profit and gross margin are largely related to the decreased print production volume and certain changes in product and customer mix.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $3.6 million to $21.2 million, or 4.5% of print sales, in Fiscal Year 2002, from $24.8 million, or 4.8% of print sales, in Fiscal Year 2001. This decrease includes the impact of decreases in certain selling and employee related expenses.

Operating Income. As a result of the above factors and the incurrence of restructuring and other special charges associated with the January 2002 restructuring plan of $10.4 million in Fiscal Year 2002 (see "Restructuring Costs and Other Special Charges" below), operating income from the print business decreased $18.8 million to $31.1 million in Fiscal Year 2002 from $49.9 million in Fiscal Year 2001.

American Color (Premedia Services)

Sales. American Color's sales decreased $14.8 million to $65.3 million in Fiscal Year 2002 from $80.1 million in Fiscal Year 2001. The decrease in Fiscal Year 2002 was primarily the result of reduced premedia production volume. The reduced volume includes the impact of the economic slowdown and related weakness in demand for advertising during Fiscal Year 2002. See the discussion of the January 2002 restructuring plan below under "Restructuring Costs and Other Special Charges".

Gross Profit. American Color's gross profit decreased $7.8 million to $15.1 million in Fiscal Year 2002 from $22.9 million in Fiscal Year 2001. American Color's gross margin decreased to 23.2% in Fiscal Year 2002 from 28.6% in Fiscal Year 2001. The decreases in gross profit and gross margin are primarily the result of reduced premedia production volume, offset in part by reduced manufacturing costs due to the continuance of various cost containment programs at the production facilities.

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses decreased $1.6 million to $9.8 million, or 15.0% of American Color's sales in Fiscal Year 2002, from $11.4 million, or 14.3% of American Color's sales in Fiscal Year 2001. This decrease includes the impact of decreases in certain selling and employee related expenses.

Operating Income. As a result of the above factors and the incurrence of restructuring and other special charges associated with the January 2002 restructuring plan of $2.5 million in Fiscal Year 2002 (see "Restructuring Costs and Other Special Charges" below), operating income at American Color decreased $8.6 million to $2.8 million in Fiscal Year 2002 from $11.4 million in Fiscal Year 2001.

                      Fiscal Year 2001 vs. Fiscal Year 2000

Total sales increased 9.3% to $606.0 million in Fiscal Year 2001 from $554.3 million in Fiscal Year 2000. This increase is primarily attributable to an increase in print sales of $49.5 million, or 10.5%. Total gross profit increased to $97.9 million, or 16.2% of sales, in Fiscal Year 2001 from $90.3 million, or 16.3% of sales, in Fiscal Year 2000. Total operating income increased to $53.6 million, or 8.8% of sales, in Fiscal Year 2001 from $46.1 million, or 8.3% of sales, in Fiscal Year 2000. See the discussion of these changes by segment below.


Print

Sales. Print sales increased $49.5 million to $520.0 million in Fiscal Year 2001 from $470.5 million in Fiscal Year 2000. The increase in Fiscal Year 2001 primarily includes the impact of increased paper prices and postage revenues and a slight increase in production volume.

Gross Profit. Print gross profit increased $1.1 million to $74.7 million in Fiscal Year 2001 from $73.6 million in Fiscal Year 2000. Print gross margin decreased to 14.4% in Fiscal Year 2001 from 15.6% in Fiscal Year 2000. The increase in gross profit includes the impact of reduced manufacturing costs and increased production volume. The decrease in gross margin is primarily attributable to the impact of increased paper prices reflected in sales.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses increased to $24.8 million, or 4.8% of print sales, in Fiscal Year 2001 from $24.1 million, or 5.1% of print sales, in Fiscal Year 2000. This increase includes increases in certain selling and employee related expenses, offset in part by a reduction in pension costs.

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

Selling, General and Administrative Expenses. American Color's selling, general and administrative expenses decreased to $11.4 million, or 14.3% of American Color's sales in Fiscal Year 2001, from $13.1 million, or 16.3% of American Color's sales in Fiscal Year 2000. These decreases include the impact of various cost containment programs implemented during Fiscal Year 2000.

Operating Income. As a result of the above factors, operating income at American Color increased $6.5 million to $11.4 million in Fiscal Year 2001 from $4.9 million in Fiscal Year 2000.

Other Operations (Fiscal Year 2002 vs. Fiscal Year 2001 and Fiscal Year 2001 vs. Fiscal Year 2000)

Other operations consist primarily of revenues and expenses associated with Digiscope and corporate general, administrative and other expenses, including amortization expense.

Operating losses from other operations increased to a loss of $7.9 million in Fiscal Year 2002 from a loss of $7.7 million in Fiscal Year 2001. This change includes a $0.8 million increase in operating losses at Digiscope due primarily to lower digital visual effects production volume, offset in part by decreases in certain corporate general and administrative expenses.

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

Non-cash amortization expenses (which primarily includes goodwill amortization) within other operations, were $3.0 million, $3.2 million and $2.8 million in Fiscal Years 2002, 2001 and 2000, respectively.

Restructuring Costs and Other Special Charges

Restructuring Costs

In January 2002, our Board of Directors approved a restructuring plan for our print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of our print facility in Hanover, Pennsylvania and our premedia services facility in West Palm Beach, Florida, the downsizing of our Buffalo, New York premedia services facility and the elimination of certain administrative personnel. This action resulted in the elimination of 189 positions within our company.

As a result of this plan, we recorded a pretax restructuring charge of approximately $8.6 million in the fourth quarter of Fiscal Year 2002. This charge is classified within restructuring costs and other special charges in our consolidated statement of income in Fiscal Year 2002. The cost of this restructuring plan has been accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge includes severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

The following table summarizes the activity related to this restructuring plan for Fiscal Year 2002 (in thousands):

                                                                                     03/31/02
                                                     Restructuring                 Restructuring
                                                        Charges        Activity       Reserve
                                                     -------------     --------    -------------
        Severance and other employee costs             $ 5,065          (1,546)        3,519
        Lease termination costs                          1,517            (228)        1,289
        Equipment deinstallation costs                   1,010          (1,010)         --
        Other costs                                      1,046            (623)          423
                                                       -------          ------         -----
                                                       $ 8,638          (3,407)        5,231
                                                       =======          ======         =====


As of March 31, 2002, we believe the restructuring reserve of $5.2 million is adequate. The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities, was completed by March 31, 2002. The majority of all remaining costs will be paid or settled before March 31, 2003. These costs will be funded through cash generated from operations and borrowings under our Revolving Credit Facility (defined below).

In March 1999, we approved a plan for our American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. Approximately $3.1 million of these costs were paid or settled before March 31, 2000. During Fiscal Year 2002 and Fiscal Year 2001, $0.3 million and $1.1 million of these costs were paid, respectively. The remaining $0.1 million balance in the restructuring reserve at March 31, 2002 includes remaining payouts of involuntary employee termination and lease commitment costs.

Other Special Charges

We recorded an impairment charge of approximately $4.3 million in the fourth quarter of our Fiscal Year 2002, to reflect the decision to abandon certain company assets. The provision was based on a review of our long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). This impairment charge is classified within restructuring costs and other special charges in the consolidated statements of income.

Interest Expense

Interest expense decreased 9.3% to $30.0 million in Fiscal Year 2002 from $33.0 million in Fiscal Year 2001. This decrease reflects lower levels of indebtedness and lower borrowing costs. See note 5 to our consolidated financial statements appearing elsewhere in this Report.

Interest expense decreased 2.7% to $33.0 million in Fiscal Year 2001 from $34.0 million in Fiscal Year 2000. This decrease reflects lower levels of indebtedness, offset in part by increased borrowing costs.

Income Taxes

For Fiscal Year 2002, our federal tax benefit was greater than the federal tax benefit calculated using the federal statutory rate. For Fiscal Years 2001 and 2000, our federal tax expense was less than the federal tax expense calculated using the federal statutory rate. These differences were primarily due to decreases in the valuation allowance, partially offset by amortization of nondeductible goodwill and foreign tax expense. In the fourth quarter of Fiscal Year 2002, the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets will be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily includes the $5.5 million decrease discussed above and a $4.2 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income.

Net Income

As a result of the factors discussed above, our net income decreased to $0.7 million in Fiscal Year 2002 from $24.4 million in Fiscal Year 2001. Our net income increased to $24.4 million in Fiscal Year 2001 from $9.5 million in Fiscal Year 2000. Fiscal Year 2002 net income includes $8.6 million of restructuring costs and $4.3 million of other special charges related to asset write-offs associated with the January 2002 restructuring plan.

Minimum Pension Liability

In compliance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), we recorded a minimum pension liability of approximately $10.8 million in Fiscal Year 2002. This liability represents the amount that the accumulated benefit obligation exceeds the fair value of the plan assets at March 31, 2002. The recording of this liability had no impact on our consolidated statement of income for Fiscal Year 2002, but is recorded as a component of other comprehensive loss in our consolidated statement of stockholders' deficit at March 31, 2002.

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

At March 31, 2002, we had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $22.6 million. As a result, we had additional borrowing availability of approximately $47.4 million.

At March 31, 2002, $9.5 million of the A Term Loan Facility and $39.6 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due in Fiscal Year 2003 are approximately $5.3 million and $4.7 million, respectively. Scheduled repayments of existing capital lease obligations and other senior indebtedness during Fiscal Year 2003 are approximately $8.3 million and $1.7 million, respectively.

During Fiscal Year 2002, we repurchased in the open market, an aggregate principal amount of $8.2 million of our 12 3/4 % Senior Subordinated Notes Due 2005 (the "Notes") for approximately $8.1 million.

In Fiscal Year 2002, net cash provided by operating activities of $38.2 million (see consolidated statements of cash flows appearing elsewhere in this Report) and proceeds from the sale of fixed assets of $0.4 million were primarily used to fund the following expenditures:

    (1) $17.2 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $7.5 million and repurchase of the Notes of $8.2 million), and
    (2)  $16.8 million in cash capital expenditures.

Our cash-on-hand of approximately $24.1 million is presented net of outstanding checks and accordingly, cash is presented at a balance of $4.5 million in the March 31, 2002 balance sheet. We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that Fiscal Year 2003 cash capital expenditures will be approximately $28 million and equipment acquired under capital leases will be approximately $1 million.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness, including repurchases of Notes in privately negotiated transactions or in open market purchases, to the extent permitted by our Bank Credit Agreement.

At March 31, 2002, we had total indebtedness outstanding of $252.8 million, including capital lease obligations, as compared to $261.7 million at March 31, 2001, representing a net reduction in total indebtedness during Fiscal Year 2002 of $8.9 million. Of the total debt outstanding at March 31, 2002, $49.1 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 4.7%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At March 31, 2002, we had indebtedness other than obligations under the Bank Credit Agreement of $203.7 million (including $171.8 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement. See note 5 to our consolidated financial statements appearing elsewhere in this Report.

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

EBITDA
                                             Fiscal Year Ended March 31,
                                    --------------------------------------------
                                      2002              2001             2000
                                    --------          --------         --------
                                               (Dollars in thousands)
EBITDA

   Print (a)                        $ 57,170           74,298           72,543

   American Color (a)                  8,437           17,075           11,003

   Other (b)                          (4,034)          (3,068)          (3,539)
                                    --------         --------         --------

      Total                         $ 61,573           88,305           80,007
                                    ========         ========         ========

EBITDA Margin

    Print                               12.1%            14.3%            15.4%

    American Color                      12.9%            21.3%            13.7%

       Total                            11.4%            14.6%            14.4%


(a) EBITDA for the print and American Color segments in Fiscal Year 2002 includes the impact of restructuring costs of $6.5 million and $2.1 million, respectively. See "Restructuring Costs and Other Special Charges" above. American Color EBITDA also includes $0.5 million of non-recurring charges in Fiscal Year 2000 associated with the consolidation of certain production facilities.


(b) Other operations include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.


EBITDA is presented and discussed because we believe that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs and other expense (income). "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments.

Amortization of Goodwill

Goodwill is amortized on a straight-line basis by business segment through Fiscal Year 2002. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, we adopted SFAS 142 on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in Fiscal Year 2003. We expect to perform the first of the required impairment tests of goodwill during Fiscal Year 2003. We do not anticipate that these tests will have a material effect on our results of operations or financial position.

Impact of Inflation

In accordance with industry practice, we generally pass through increases in our costs (primarily paper and ink) to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. During Fiscal Year 2000, paper prices were on average at lower levels than comparable periods in the prior year. Throughout Fiscal Year 2001, the cost of paper increased. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in paper requirements resulted in a decline in paper prices throughout the year. We expect that, as a result of our strong relationship with key suppliers, our material costs will remain competitive within the industry.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues derived from advertising inserts. Generally, our sales from advertising inserts are highest during periods prior to the following advertising periods: Spring advertising season (March - May); Back-to-School (July - August); and Thanksgiving/Christmas (October - December). Sales of newspaper Sunday comics are not subject to significant seasonal fluctuations. Our strategy has been and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal (i.e., food and drug companies) and who utilize advertising inserts more frequently.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments and/or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in connection with a Superfund site in our consolidated statement of financial position at March 31, 2002, which we believe to be adequate. See "Legal Proceedings - Environmental Matters" appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this potential settlement. Management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

Accounting

There are no pending accounting pronouncements that, when adopted, are expected to have a material effect on our results of operations or financial position.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of our company including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout our company. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts balances were approximately $2.6 million and $3.9 million at March 31, 2002 and March 31, 2001, respectively.

Restructuring

During Fiscal Year 2002, we established restructuring reserves for our print and premedia services segments. These reserves, for severance and other exit costs, required the use of estimates. Though management believes these estimates accurately reflect the costs of these plans, actual results may be different.

Contingencies

We have established reserves for environmental and legal contingencies at both the operating and corporate levels. A significant amount of judgment and use of estimates is required to quantify our ultimate exposure in these matters. The valuation of reserves for contingencies is reviewed on a quarterly basis to assure that we are properly reserved. Reserve balances are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While we believe that the current level of reserves is adequate, changes in the future could impact these determinations.

Deferred Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2002, we had a valuation allowance of $23.3 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Contractual Obligations and Commercial Commitments

The following table gives information about our existing material commitments under our indebtedness and contractual obligations (in thousands):

                                                                 Payments Due By Fiscal Year Ending March 31,
                                                         --------------------------------------------------------------
                                            Total                                                              2007
                                           Payments                                                             and
       Contractual Obligations               Due           2003         2004         2005        2006        Thereafter
---------------------------------------   ---------      -------      -------      -------     --------      ----------
Long-term debt                            $ 222,584       11,644       21,712       17,473      171,755         --
Capitalized lease obligations                30,208        8,295       10,023        2,160        2,395        7,335
Operating lease obligations                  13,630        3,251        2,617        2,054        1,672        4,036
                                          ---------       ------       ------       ------      -------       ------
    Total contractual cash obligations    $ 266,422       23,190       34,352       21,687      175,822       11,371
                                          =========       ======       ======       ======      =======       ======


In the quarter ended December 31, 1997, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 2002 is $34.2 million and is included within Other liabilities in our consolidated balance sheet. At March 31, 2002 we had no other significant contingent commitments. The following table gives information about our other commercial commitments (in thousands):


                                                                          Fiscal Year Ending March 31,
                                                         --------------------------------------------------------------
                                           Total                                                               2007
         Other Commercial                 Amounts                                                              and
           Commitments                   Committed         2003          2004       2005       2006         Thereafter
---------------------------------------  ---------       --------      --------   --------   --------     -------------
Standby letters of credit                $  22,560        18,273          831        --         --            3,456

Financial Indebtedness Covenants

Our Bank Credit Agreement (1) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (2) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and (3) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants. The Senior Subordinated Notes Indenture's negative covenants are similar to, but in certain respects are less restrictive than, covenants under the Bank Credit Agreement. Graphics' ability to pay dividends or lend funds to Holdings is restricted. See note 1 to our consolidated financial statements appearing elsewhere in this Report for a discussion of those restrictions.



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

Quantitative Information. At March 31, 2002 and March 31, 2001, we had both fixed rate and variable rate debt. The carrying value of our total variable rate debt approximated the fair value of such debt at March 31, 2002 and March 31, 2001. At our March 31, 2002 and March 31, 2001 borrowing levels, a hypothetical 10% adverse change in interest rates on the variable rate debt would have been immaterial. Approximately 78% and 79% of our long-term debt (excluding capitalized lease obligations) was fixed rate at March 31, 2002 and March 31, 2001, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

Report of Independent Auditors ...............................................25
Consolidated balance sheets - March 31, 2002 and 2001 ........................26
For the Years Ended March 31, 2002, 2001 and 2000:
                Consolidated statements of income.............................28
                Consolidated statements of stockholders' deficit..............29
                Consolidated statements of cash flows.........................30
Notes to Consolidated Financial Statements ...................................32


The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 14:

         I.   Condensed Financial Information:
              Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2002, 2001 and 2000, and as of March 31, 2002 and 2001

        II.   Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.

                         Report of Independent Auditors

Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2002. Our audits also included the financial statement schedules listed in the Index Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP
Nashville, Tennessee
May 24, 2002

                               ACG HOLDINGS, INC.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                                         March 31,
                                                                  ---------------------
                                                                    2002         2001
                                                                  --------     --------
Assets
------
Current assets:

  Cash                                                            $   4,547         --

  Receivables:

    Trade accounts, less allowance for doubtful accounts of
      $2,557 and $3,905 at March 31, 2002 and 2001,
      respectively                                                   50,870     62,585

    Income tax receivable                                             1,015         --

    Other                                                             2,060      2,049
                                                                  ---------  ---------
                Total receivables                                    53,945     64,634

  Inventories                                                         9,137     12,864

  Deferred income taxes                                               7,564      9,817

  Prepaid expenses and other current assets                           3,839      3,740
                                                                  ---------  ---------
                Total current assets                                 79,032     91,055

Property, plant and equipment:

   Land and improvements                                              2,913      2,926

   Buildings and improvements                                        22,210     20,333

   Machinery and equipment                                          198,057    200,770

   Furniture and fixtures                                            11,710     10,533

   Leased assets under capital leases                                56,830     52,762

   Equipment installations in process                                11,446      9,598
                                                                  ---------  ---------
                                                                    303,166    296,922

   Less accumulated depreciation                                   (180,676)  (167,014)
                                                                  ---------  ---------
                Net property, plant and equipment                   122,490    129,908

Excess of cost over net assets acquired, less accumulated
  amortization of $53,274 and $50,262 at March 31, 2002
  and 2001, respectively                                             66,548     69,560

Other assets                                                         12,443     11,679
                                                                  ---------  ---------
                Total assets                                      $ 280,513  $ 302,202
                                                                  =========  =========


See accompanying notes to consolidated financial statements

                               ACG HOLDINGS, INC.
                           Consolidated Balance Sheets
      (Dollars in thousands, except par values and liquidation preference)


                                                                                    March 31,
                                                                             ---------------------
                                                                               2002         2001
                                                                             --------     --------
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:

  Current installments of long-term debt and capitalized leases            $  19,946        7,809

  Trade accounts payable                                                      25,906       36,310

  Accrued expenses                                                            34,045       31,474

  Income taxes                                                                  --            174
                                                                           ---------     ---------

     Total current liabilities                                                79,897       75,767

Long-term debt and capitalized leases, excluding current installments        232,846      253,897

Deferred income taxes                                                          2,933       10,546

Other liabilities                                                             60,857       47,859
                                                                           ---------     ---------

     Total liabilities                                                       376,533      388,069

Stockholders' deficit:

  Common stock, voting, $.01 par value, 5,852,223 shares authorized,
     143,399 shares issued and outstanding                                         1            1

  Preferred stock, $.01 par value, 15,823 shares authorized, 3,617 shares
     Series AA convertible preferred stock issued and outstanding,
     $39,442,551 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000
     liquidation preference                                                     --             --

  Additional paid-in capital                                                  58,500       58,370

  Accumulated deficit                                                       (140,340)    (141,062)

  Other accumulated comprehensive loss, net of tax                           (14,181)      (3,176)
                                                                            ---------    ---------

     Total stockholders' deficit                                             (96,020)     (85,867)
                                                                            ---------    ---------

  Commitments and contingencies

     Total liabilities and stockholders' deficit                           $ 280,513      302,202
                                                                           ---------     ---------










See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.
                        Consolidated Statements of Income
                                 (In thousands)


                                                         Year ended March 31,
                                                  -------------------------------------
                                                      2002         2001         2000
                                                  -----------   ----------   ----------

Sales                                             $ 542,421       606,039      554,282

Cost of sales                                       465,448       508,188      464,017
                                                  -----------   ----------   ----------
  Gross profit                                       76,973        97,851       90,265

Selling, general and administrative expenses         34,949        41,176       41,562

Amortization of goodwill                              3,012         3,056        2,619

Restructuring costs and other special charges        12,920            --           --
                                                  -----------   ----------   ----------

  Operating income                                   26,092        53,619       46,084
                                                  -----------   ----------   ----------

Other expense (income):

   Interest expense                                  29,973        33,042       33,963

   Interest income                                     (167)         (113)        (165)

   Other, net                                           637         1,194          627
                                                  -----------   ----------   ----------
       Total other expense                           30,443        34,123       34,425
                                                  -----------   ----------   ----------
   Income (loss) before income taxes                 (4,351)       19,496       11,659

Income tax expense (benefit)                         (5,073)       (4,927)       2,189
                                                  -----------   ----------   ----------
       Net income                                 $     722        24,423        9,470
                                                  ===========   ==========   ==========




See accompanying notes to consolidated financial statements.

                            ACG HOLDINGS, INC.
             Consolidated Statements of Stockholders' Deficit
                              (In thousands)

                                                         Series AA
                                                           and BB                                      Other
                                              Voting     convertible     Additional                  accumulated
                                              common     preferred        paid-in     Accumulated    comprehensive
                                              stock         stock         capital       deficit      income (loss)         Total
                                             ---------   -------------   -----------  ------------   --------------    ------------

Balances, March 31, 1999                    $        1        --            58,286      (174,905)        (2,688)       $  (119,306)
                                                                                                                       ------------
Net income                                          --        --              --           9,470             --              9,470

  Other comprehensive income, net of tax:

    Change in cumulative
    translation adjustment                          --        --              --              --            296                296

    Minimum pension liability                       --        --              --              --            184                184
                                                                                                                       ------------

Comprehensive income                                                                                                         9,950

Treasury stock                                      --        --              --             (50)            --                (50)

Executive stock compensation                        --        --                17            --             --                 17
                                            -----------   ------------   ------------  -----------    -------------    ------------

Balances, March 31, 2000                    $        1        --            58,303      (165,485)        (2,208)       $  (109,389)
                                                                                                                       ------------

Net income                                          --        --              --          24,423             --             24,423

    Other comprehensive loss, net of tax:

     Change in cumulative
     translation adjustment                         --        --              --              --           (968)              (968)
                                                                                                                       ------------

Comprehensive income                                                                                                        23,455

Executive stock compensation                        --        --                67            --             --                 67
                                            -----------   ------------   ------------  -----------    -------------    ------------

Balances, March 31, 2001                    $        1        --            58,370      (141,062)        (3,176)       $   (85,867)
                                                                                                                       ------------

Net income                                          --        --              --             722             --                722

    Other comprehensive loss, net of tax:

      Change in cumulative translation
      adjustment                                    --        --              --              --           (254)              (254)

      Minimum pension liability                     --        --              --              --        (10,751)           (10,751)
                                                                                                                       ------------

Comprehensive loss                                                                                                         (10,283)

Executive stock compensation                        --        --               130            --             --                130
                                            -----------   ------------   ------------  -----------    -------------    ------------


Balances, March 31, 2002                    $        1        --            58,500      (140,340)       (14,181)       $   (96,020)
                                            ===========   ============   ============  ===========    =============    ============



See accompanying notes to consolidated financial statements.

                                   ACG HOLDINGS, INC.
                         Consolidated Statements of Cash Flows
                                     (In thousands)

                                                                              Year ended March 31,
                                                                      --------------------------------------
                                                                           2002         2001         2000
                                                                      ------------   ----------   ----------

Cash flows from operating activities:

   Net income                                                         $       722        24,423       9,470

Adjustments to reconcile net income to net cash provided by operating activities:

      Other special charges - non-cash                                      4,282         --           --

      Depreciation                                                         27,024        30,579      30,067

      Amortization of goodwill                                              3,012         3,056       2,619

      Amortization of other assets                                          1,163         1,051       1,100

      Amortization of deferred financing costs                              1,420         1,389       1,326

      Loss on disposals of property, plant and equipment                      147           403         286

      Deferred income tax expense (benefit)                                (5,360)       (7,302)        115

Changes in assets and liabilities, net of effects of acquisition of business:

      Decrease (increase) in receivables                                   11,682         3,118      (7,832)


      Increase in current income taxes receivable                          (1,015)         --          --

      Decrease (increase) in inventories                                    3,705        (1,920)     (2,676)

      Increase (decrease) in trade accounts payable                       (10,358)       (9,246)      8,611

      Increase (decrease) in accrued expenses                               2,584          (122)       (178)

      Increase (decrease) in current income taxes payable                    (174)          118      (1,140)

      Increase (decrease) in other liabilities                              2,247        (2,451)     (1,459)

      Other                                                                (2,865)       (2,183)     (1,535)
                                                                        ----------    ----------   ---------
           Total adjustments                                               37,494        16,490      29,304
                                                                        ----------    ----------   ---------
Net cash provided by operating activities                                  38,216        40,913      38,774
                                                                        ----------    ----------   ---------

                               ACG HOLDINGS, INC.
               Consolidated Statements of Cash Flows - Continued
                                 (In thousands)

                                                                               Year ended March 31,
                                                                        ------------------------------------
                                                                           2002         2001         2000
                                                                        ----------   ----------   ----------

Cash flows from investing activities:

      Purchases of property, plant and equipment                          (16,771)     (19,161)     (21,462)

      Acquisition of business                                              --             --         (2,829)

      Proceeds from sales of property, plant and equipment                    400          180          169

      Other                                                                  (122)         (25)         (23)
                                                                       ----------      -------       -------
                Net cash used by investing activities                     (16,493)     (19,006)     (24,145)
                                                                       ----------      -------       -------
Cash flows from financing activities:

       Debt:

         Proceeds                                                            --           --          9,215

         Payments                                                          (9,237)     (14,787)     (15,893)


         Increase in deferred financing costs                                (483)        (198)        (371)

         Repayment of capital lease obligations                            (7,453)      (6,961)      (7,504)

         Exchange rate adjustment                                             (16)         (22)         (23)
                                                                       ----------      -------       -------
                Net cash used by financing activities                     (17,189)     (21,968)     (14,576)
                                                                       ----------      -------       -------

Effect of exchange rates on cash                                               13           61          (53)
                                                                       ----------      -------       -------
Change in cash                                                              4,547        --             --

Cash:

   Beginning of period                                                       --          --             --
                                                                       ----------      -------       -------
   End of period                                                       $    4,547        --             --
                                                                       ==========      =======       =======



Supplemental disclosure of cash flow information:

Cash paid for:

   Interest                                                            $   28,320       31,873        32,639

   Income taxes, net of refunds                                        $    1,530        2,418         3,111

Non-cash investing activities:

   Lease obligations                                                   $    7,779        6,110         1,262





See accompanying notes to consolidated financial statements.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings and Graphics are collectively referred to as (the "Company"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2002, Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations has been fully and unconditionally guaranteed by Holdings.

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

          Certain prior period information has been reclassed to conform to current period presentation.

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

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     (e)  Excess of Cost Over Net Assets Acquired

          The excess of cost over net assets acquired (or "goodwill") was amortized on a straight-line basis over a range of 5 to 40 years for each of its principal business segments through the fiscal year ended March 31, 2002.

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

     (h)  Income Taxes

          Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences and future earnings of the Company. In the fourth quarter of the fiscal year ending March 31, 2002, the valuation allowance was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of the Company's deferred tax assets will be realized in future years.

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

     (o)  Shipping and Handling Costs

          In compliance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), the Company began to present postage revenue in the print segment sales as opposed to netting postage revenue against the related postage costs within the print segment's cost of sales. Under EITF 00-10, the netting of revenues and expenses associated with shipping and handling is no longer permitted. The print segment's financial information reflects a reclass of the postage revenues of approximately $18.7 million and $7.6 million to sales from cost of sales in the fiscal years ended March 31, 2001 and March 31, 2000, respectively. The Company's shipping and handling costs are reflected within Cost of Sales in the Consolidated Statements of Income.

     (p)  Impact of Recently Issued Accounting Standards

          On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 142 on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in the fiscal year ending March 31, 2003. The Company expects to perform the first of the required impairment tests of goodwill during the fiscal year ending March 31, 2003. Management does not anticipate that these tests will have a material effect on the Company's results of operations or financial position.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which provides clarifications of certain implementation issues within SFAS 121, along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 144 on April 1, 2002. The adoption of SFAS 144 will not have a material effect on the Company's results of operations or financial position.

(2)  Inventories

     The components of inventories are as follows (in thousands):             March 31,
                                                                      -------------------------
                                                                           2002         2001
                                                                      ------------   ----------
            Paper                                                     $   7,158        10,805

            Ink                                                             169           234

            Supplies and other                                            1,810         1,825
                                                                      ---------        ------
                Total                                                 $   9,137        12,864
                                                                      =========        ======


(3)  Other Assets

    The components of other assets are as follows (in thousands):             March 31,
                                                                      -------------------------
                                                                           2002         2001
                                                                      ------------   ----------

          Deferred financing costs, less accumulated
            amortization of $7,271 in 2002 and $5,851
            in 2001                                                   $   4,111         5,048

          Spare parts inventory, net of valuation allowance
            of $100 in 2002 and 2001                                      5,600         4,434

          Other                                                           2,732         2,197
                                                                      ---------        ------
               Total                                                  $  12,443        11,679
                                                                      =========        ======

(4)  Accrued Expenses

     The components of accrued expenses are as follows (in thousands):        March 31,
                                                                      -------------------------
                                                                           2002         2001
                                                                      ------------   ----------

          Compensation and related taxes                              $  10,125        13,132

          Employee benefits                                              11,463         9,527

          Interest                                                        4,258         4,033

          Restructuring                                                   5,343           396

          Other                                                           2,856         4,386
                                                                      ---------        ------
               Total                                                  $  34,045        31,474
                                                                      =========        ======

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(5)  Notes Payable, Long-Term Debt and Capitalized Leases

     Long-term debt is summarized as follows (in thousands):                   March 31,
                                                                      -------------------------
                                                                           2002         2001
                                                                      ------------   ----------
          Bank Credit Agreement:

                 Series A Term Loan                                   $   9,495          9,642

                 Series B Term Loan                                      39,630         39,643
                                                                      ---------        -------
                                                                         49,125         49,285

         12 3/4% Senior Subordinated Notes Due 2005                     171,755        180,000

         Capitalized leases                                              30,208         29,882

         Other loans with varying maturities and
             interest rates                                               1,704          2,539
                                                                      ---------        -------
                   Total long-term debt                                 252,792        261,706

         Less current installments                                       19,946          7,809
                                                                      ---------        -------
                   Long-term debt and capitalized leases,
                       excluding current installments                 $ 232,846        253,897
                                                                      ==========       =======

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

     As noted above, the Revolving Credit Facility provides for a maximum of $70 million borrowing availability, subject to certain customary conditions. This availability includes a provision for up to $40 million of letters of credit. At March 31, 2002, the Company had no borrowings outstanding under the Revolving Credit Facility and letters of credit outstanding of approximately $22.6 million. As a result, the Company had additional borrowing availability of approximately $47.4 million.

     Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures. The weighted-average rate on outstanding indebtedness under the Bank Credit Agreement at March 31, 2002 was 4.7% and 6.8% at March 31, 2001.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


The Senior Subordinated Notes (the "Notes") bear interest at 12 3/4% and mature August 1, 2005. Interest on the Notes is payable semi-annually on February 1 and August 1. The Notes are redeemable at the option of Graphics in whole or in part from August 1, 2001, at 103.188% of the principal amount and from August 1, 2002, at 100% of the principal amount, plus accrued interest. Upon the occurrence of a change of control triggering event, as defined, each holder of a Note will have the right to require Graphics to repurchase all or any portion of such holder's Note at 101% of the principal amount thereof, plus accrued interest. The Notes are subordinate to all existing and future senior indebtedness, as defined, of Graphics, and are guaranteed on a senior subordinated basis by Holdings.

During the fiscal year ending March 31, 2002, the Company repurchased in the open market, an aggregate principal amount of $8.2 million of the Notes for approximately $8.1 million.

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

The amortization for total long-term debt and capitalized leases at March 31, 2002 is shown below (in thousands):


                                           Long-Term              Capitalized
            Fiscal year                      Debt                   Leases
       ---------------------          ------------------        ---------------

            2003                      $     11,644               $    10,541

            2004                            21,712                    11,316

            2005                            17,473                     3,023

            2006                           171,755                     3,065

            2007                               --                      2,792

            Thereafter                         --                      5,346
                                     --------------------        --------------

               Total                 $     222,584                    36,083
                                     ====================

            Imputed interest                                          (5,875)
                                                                 --------------

               Present value of minimum lease payments           $    30,208
                                                                 ==============

Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments approximate their fair values at March 31, 2002 and 2001.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(6)  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2002 and 2001 are as follows (in thousands):


                                                               March 31,
                                                      -------------------------
                                                          2002         2001
                                                      ------------   ----------

          Deferred tax liabilities:

             Book over tax basis in fixed assets      $    21,351      22,508

             Foreign taxes                                  3,306       3,626

             Accumulated amortization                       1,313       1,758

             Other, net                                     3,990       3,315
                                                      ------------   ----------

             Total deferred tax liabilities                29,960      31,207

          Deferred tax assets:

             Bad debts                                      1,016       1,545

             Accrued expenses and other liabilities        23,670      23,468

             Net operating loss carryforwards              26,212      25,766

             AMT credit carryforwards                       1,477       1,922

             Minimum pension liability                      4,217          --

             Cumulative translation adjustment              1,345       1,246
                                                      ------------   ----------

             Total deferred tax assets                     57,937      53,947

             Valuation allowance for deferred
               tax assets                                  23,346      23,469
                                                      ------------   ----------

             Net deferred tax assets                       34,591      30,478
                                                      ------------   ----------

          Net deferred tax (assets) liabilities       $    (4,631)        729
                                                      ============   ==========

      Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences and future earnings of the Company. In the fourth quarter of the fiscal year ending March 31, 2002, the valuation allowance was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of the Company's deferred tax assets will be realized in future years. The valuation allowance decreased by $0.1 million during the fiscal year ending March 31, 2002 as a result of changes in the deferred tax items. This decrease primarily includes the $5.5 million decrease discussed above and a $4.2 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

       Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):


                                                      Year ended March 31,
                                                      --------------------
                                                   2002        2001       2000
                                                ----------  ---------  ---------
      Current

        Federal                                 $   (445)       457        169

        State                                        249        343        251

        Foreign                                      483      1,575      1,654
                                                ----------  ---------  ---------
         Total current                               287      2,375      2,074
                                                ----------  ---------  ---------
      Deferred

        Federal                                   (4,505)    (6,344)      (133)

        State                                       (909)    (1,515)       (15)

        Foreign                                       54        557        263
                                                ----------  ---------  ---------

         Total deferred                           (5,360)    (7,302)       115
                                                ----------  ---------  ---------

      Provision (benefit) for Income Taxes      $ (5,073)    (4,927)     2,189
                                                ==========  =========  =========

      The effective tax rates for the fiscal years ending March 31, 2002, 2001 and 2000 were 116.6%, (25.3%) and 18.8%, respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

                                                      Year ended March 31,
                                                      --------------------
                                                   2002        2001       2000
                                                ----------  ---------  ---------

      Statutory tax rate                           35.0%       35.0%     35.0%

      State income taxes, less
        federal tax impact                          9.9        (3.9)      1.3

      Foreign taxes, less federal
        tax impact                                 (8.0)        7.1      10.9


      Amortization                                (14.1)        3.2       5.1


      Change in valuation
        allowance                                  88.4       (59.1)    (37.7)

      Other, net                                    5.4        (7.6)      4.2
                                                ----------  ---------  ---------
      Effective income tax rate                   116.6%      (25.3%)    18.8%
                                                ==========  =========  =========

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

      As of March 31, 2002, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $36.7 million, which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 2003 and will be totally expired in 2022.

      As of March 31, 2002, the Company had available NOL's for federal purposes of $70.5 million, which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2011 and will be totally expired in 2022.

      The Company also had available an alternative minimum tax credit carryforward of $1.5 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

      The Company has alternative minimum tax NOL's in the amount of $61.3 million, which will begin to expire in 2011 and will be completely expired in 2022.

(7)   Other Liabilities

      The components of other liabilities are as follows (in thousands):


                                                               March 31,
                                                        ------------------------
                                                            2002        2001
                                                        ----------    ----------
      Deferred revenue agreements                       $  34,204       27,255

      Long-term pension and postretirement liabilities     12,070       16,002

      Minimum pension liability                            10,751           --

      Other                                                 3,832        4,602

                                                        ----------    ----------
           Total                                        $  60,857       47,859
                                                        ==========    ==========

(8)   Employee Benefit Plans

      Defined Benefit Pension Plans

      Pension Plans
      The Company sponsors defined benefit pension plans covering full-time employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employee's years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company's general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans' assets are maintained by trustees in separately managed portfolios consisting primarily of equity and fixed income securities. In October 1994, the Board of Directors approved an amendment to the Company's defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995.

      Supplemental Executive Retirement Plan
      In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Benefits under this plan will be paid from the Company's assets. The aggregate accumulated projected benefit obligation under this plan was approximately $2.9 million and $2.8 million at March 31, 2002 and March 31, 2001, respectively.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

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

      401(k) Defined Contribution Plan

      Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. The employer matching contribution is made bi-weekly and equals 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $4.2 million during the fiscal years ended March 31, 2002 and March 31, 2001 and $4.1 million during the fiscal year ended March 31, 2000.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the defined benefit plans' benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2002 and 2001 and a statement of the funded status of such plans as of March 31, 2002 and 2001 (in thousands):

                                                        Defined Benefit              Defined Benefit
                                                          Pension Plans             Postretirement Plan
                                                    ------------------------    ------------------------
                                                       2002         2001           2002         2001
                                                    -----------  -----------    -----------  -----------
Change in Benefit Obligation

  Benefit obligation at beginning of year           $  55,327       53,198          2,739        2,617

  Service cost                                            431          438              7           14

  Interest cost                                         4,256        4,102            185          196

  Plan participants' contributions                         --           --            247          222

  Actuarial loss                                        1,025        1,106            258          272

  Expected benefit payments                            (2,885)      (3,481)          (594)        (582)

  Curtailment gain                                         --           (2)            --           --

  Settlement gain                                          --          (34)            --           --
                                                    -----------  -----------    -----------  -----------
  Benefit obligation at end of year
                                                    $  58,154       55,327          2,842        2,739
                                                    ===========  ===========    ===========  ===========


Change in Plan Assets

  Fair value of plan assets at beginning of year    $  48,671       56,098             --           --

  Actual return on plan assets                         (6,159)      (4,681)            --           --

  Employer contributions                                  598          639            347          360

  Plan participants' contributions                         --           --            247          222

  Benefits paid                                        (2,885)      (3,385)          (594)        (582)
                                                    -----------  -----------    -----------  -----------
  Fair value of plan assets at end of year          $  40,225       48,671             --           --
                                                    ===========  ===========    ===========  ===========


Funded Status                                       $ (17,929)      (6,656)        (2,842)      (2,739)

  Unrecognized net actuarial (gain) or loss            10,686       (1,285)          (306)        (954)

  Unrecognized prior service gain                          --         (102)        (2,077)      (2,078)

  Additional minimum pension liability                (10,751)          --             --           --
                                                    -----------  -----------    -----------  -----------
  Accrued benefit liability                           (17,994)      (8,043)        (5,225)      (5,771)
                                                    ===========  ===========    ===========  ===========

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

                                        Defined Benefit Pension Plans          Defined Benefit Postretirement Plan
                                        -----------------------------          -----------------------------------
                                           2002                2001                  2002                2001
                                        ---------           ---------             ---------           ---------
Weighted - Average Assumptions

  Discount rate - benefit obligation        7.50%             7.75%                 7.50%               7.75%

  Expected return on plan assets           10.00%            10.00%                  N/A                 N/A

  Rate of compensation increase              N/A               N/A                   N/A                 N/A


For measurement purposes under the defined benefit postretirement plan, an 11 percent annual rate of increase in the per capita cost of covered health care benefits (including prescription drugs) was assumed for March 31, 2002. This rate was assumed to decrease gradually to 5 percent through the fiscal year ending 2008 and remain at that level thereafter.


                                           Defined Benefit Pension Plans            Defined Benefit Postretirement Plan
                                        -------------------------------------   -----------------------------------------
                                            2002         2001         2000          2002           2001           2000
                                        -----------  -----------  -----------   -----------    -----------    -----------

Components of Net Periodic Benefit Cost

  Service cost                          $      431          438          425             7            14              26

  Interest cost                              4,256        4,102        3,945           185           196             178

  Expected return on plan assets            (4,693)      (5,468)      (4,815)           --            --              --

  Amortization of prior service cost          (102)        (112)         (89)         (222)         (222)           (222)

  Curtailment gain                             (94)          (3)         (62)           --            --              --

  Settlement loss                               --           --           69            --            --              --

  Recognized net actuarial gain                 --         (885)          (5)         (169)         (123)           (110)
                                        -----------  -----------  -----------   -----------    -----------    -----------
  Net periodic benefit income           $     (202)      (1,928)        (532)         (199)         (135)           (128)
                                        ===========  ===========  ===========   ===========    ===========    ===========




Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:


                                               1% Point               1% Point
                                               Increase               Decrease
                                            -------------          ------------

  Effect on total of service and interest
  cost components of expense                    $  7                      (5)

  Effect on postretirement benefit
  obligation                                    $106                    (109)

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(9)    Capital Stock

       At March 31, 2002, capital stock consists of Holdings' common stock ("Common Stock") and Series AA and Series BB convertible preferred stock collectively, ("Preferred Stock"). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote on. The Preferred Stock has no voting rights. Dividends on the Common Stock and Preferred Stock are discretionary by the Board of Directors. Upon the occurrence of a Liquidation Event (as defined in the amended and restated Certificate of Incorporation), all amounts available for payment or distribution shall first be paid to holders of Series BB preferred stock, then holders of Series AA preferred stock and then to holders of Common Stock. Each share of the Preferred Stock may be converted, at the option of the holder, into shares of Common Stock using conversion ratios and subject to conditions set forth in the Holdings' Certificate of Incorporation.


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

       A summary of activity under the Common Stock Option Plans is as follows:


                                                       Weighted-
                                                        Average
                                                        Exercise     Exercisable
                                           Options      Price($)     Options (a)
                                          ---------    -----------   -----------

        Outstanding at March 31, 1999       37,181         11.23        9,698

          Granted                            2,665         18.02

          Exercised                         (9,249)          .01

          Forfeited                           (757)        88.72
                                           -------

        Outstanding at March 31, 2000       29,840         13.35        9,536

          Granted                             --              --

          Exercised                           --              --

          Forfeited                           --              --
                                           -------

        Outstanding at March 31, 2001       29,840         13.35       19,087

          Granted                              450           .01

          Exercised                           --              --

          Forfeited                           --              --
                                           -------
        Outstanding at March 31, 2002       30,290         13.15       27,569
                                           =======


(a) 365 of the exercisable options at March 31, 2000, 780 of the exercisable options at March 31, 2001 and 1,418 of the exercisable options at March 31, 2002 have a $240/option exercise price, all other exercisable options, in all periods, have a $.01/option exercise price.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

       In the fiscal year ended March 31, 2002, 450 options were granted with a weighted-average grant-date fair value of $969/option. These options were granted with a $.01/option exercise price. In the fiscal year ended March 31, 2000, 1,970 options were granted with weighted-average grant-date fair value of approximately $.01/option and 495 options were granted with weighted-average grant-date fair value of $539/option. These options were granted with a weighted-average exercise price of $.01/option. Also, in the fiscal year ended March 31, 2000, 200 options were granted with a weighted-average grant-date fair value of approximately $.01/option and a weighted-average exercise price of $240/option. The fair value for all options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the fiscal years ended March 31, 2002 and 2000: risk-free interest rates of 3.8% and 5.3 - 6.4%, respectively; no annual dividend yield; volatility factors of 0; and an expected option life of 5 years. The weighted-average remaining contractual life of the options outstanding at March 31, 2002 was 5.2 years. A total of 6,831 shares (including 362 previously exercised options that were subsequently cancelled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2002.

       As a result of the SFAS 123 requirements, the Company recognized related stock compensation expense of $0.1 million in the fiscal year ended March 31, 2002 and less than $0.1 million in the fiscal year ended March 31, 2001 and the fiscal year ended March 31, 2000.

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

       A summary of the Preferred Stock Option Plan is as follows:

                                                                     Options
                                                                  --------------
       Outstanding at March 31, 1999                                    555

          Granted                                                        --

          Exercised                                                      --

          Forfeited                                                      --
                                                                  --------------
       Outstanding at March 31, 2000                                    555

          Granted                                                        --

          Exercised                                                      --

          Forfeited                                                      --
                                                                  --------------
       Outstanding at March 31, 2001                                    555

          Granted                                                        --

          Exercised                                                      --

          Forfeited                                                      --
                                                                  --------------
       Outstanding at March 31, 2002                                    555
                                                                  ==============

       All options were granted with a $1,909 exercise price. The weighted-average remaining contractual life of the options outstanding at March 31, 2002 was 5.8 years. All of the options outstanding were exercisable at March 31, 2002. A total of 28 shares of Holdings Preferred Stock was reserved for issuance, but not granted under the Preferred Stock Option Plan at March 31, 2002. No grants of preferred options in the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000, resulted in zero stock compensation expense for those years.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(11)   Commitments and Contingencies

       The Company incurred rent expense for the fiscal years ended March 31, 2002, 2001 and 2000 of $5.2 million, $5.9 million and $6.0 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2002 are as follows (in thousands):


                    Fiscal Year
                    -----------
                    2003                      $    3,251

                    2004                           2,617

                    2005                           2,054

                    2006                           1,672

                    2007                           1,556

                    Thereafter                     2,480
                                              -----------
                        Total                 $   13,630
                                              ===========


       The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with three former employees. The aggregate commitment for future compensation at March 31, 2002, excluding bonuses, was approximately $1.8 million.

       In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 2002 is $34.2 million and is included within Other liabilities in the Company's consolidated balance sheet.

       Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA", also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 2002. The Company believes this amount is adequate to cover such liability.

       The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

(12)   Significant Customers

       No single customer represented more than 10% of total sales in the fiscal years ended March 31, 2002, 2001, and 2000.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(13)   Interim Financial Information (Unaudited)

       Quarterly financial information follows (in thousands):


                                                                     Net
                                                    Gross           Income
                                    Net Sales       Profit          (Loss)
                                  ------------    -----------     -----------
        Fiscal Year 2002

          Quarter Ended:
            June 30               $  140,115         20,910           5,040
            September 30             133,740         18,080             945
            December 31              147,290         21,666           3,632
            March 31                 121,276         16,317          (8,895)
                                  ------------    -----------     -----------

                Total             $  542,421         76,973             722
                                  ============    ===========     ===========

        Fiscal Year 2001

          Quarter Ended:
            June 30               $  144,496         24,915           6,936
            September 30             146,862         24,280           4,547
            December 31              170,534         27,999           7,699
            March 31                 144,147         20,657           5,241
                                  ------------    -----------     -----------

                 Total            $  606,039         97,851          24,423
                                  ============    ===========     ===========

(14)    Restructuring Costs and Other Special Charges


        Restructuring Costs

        In January 2002, the Company's Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of a print facility in Hanover, Pennsylvania and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel. This action resulted in the elimination of 189 positions within the Company.

        As a result of this plan, the Company recorded a pretax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ending March 31, 2002. This charge is classified within restructuring costs and other special charges in the consolidated statement of income in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge includes severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

        The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2002 (in thousands):

                                                                                     03/31/02
                                                  Restructuring                    Restructuring
                                                     Charges        Activity          Reserve
                                                  -------------    -----------     -------------
           Severance and other employee costs     $    5,065         (1,546)            3,519
           Lease termination costs                     1,517           (228)            1,289
           Equipment deinstallation costs              1,010         (1,010)               --
           Other costs                                 1,046           (623)              423
                                                  -------------    -----------     -------------
                                                  $    8,638         (3,407)            5,231
                                                  =============    ===========     =============

        As of March 31, 2002, the Company believes the restructuring reserve of $5.2 million is adequate. The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. The majority of all remaining costs will be paid or settled before March 31, 2003. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility.

        In March 1999, the Company approved a plan for its American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. Approximately $3.1 million of these costs were paid or settled before March 31, 2000. During the fiscal year ended March 31, 2002 and the fiscal year ended March 31, 2001, $0.3 million and $1.1 million of these costs were paid, respectively. The remaining $0.1 million balance in the restructuring reserve at March 31, 2002 includes remaining payouts of involuntary employee termination and lease commitment costs.

        Other Special Charges

        The Company recorded an impairment charge of approximately $4.3 million in the fourth quarter of the fiscal year ended March 31, 2002, to reflect the decision to abandon certain Company assets. The provision was based on a review of the Company's long-lived assets in accordance with SFAS 121. This impairment charge is classified within restructuring costs and other special charges in the consolidated statements of income.


(15)    Parent Guarantee of Subsidiary Debt

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

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

(16)    Industry Segment Information

        The Company has significant operations principally in two industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division and all of the Company's premedia services business and assets are attributed to the American Color division ("American Color"). The Company's digital visual effects operations and corporate expenses have been segregated and do not constitute a reportable segment.

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs and other expense (income). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.

        The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.


                                                               Premedia      Corporate
        (In thousands)                            Print        Services      and Other      Total
        --------------------------              ---------      ---------     ----------    -------

        2002
        Segment revenues                        $ 473,915        65,293        3,213       542,421

        EBITDA *                                $  57,170         8,437       (4,034)       61,573
        Depreciation and amortization              22,147         5,225        3,827        31,199
        Interest expense                             --            --         29,973        29,973
        Interest income                              --            --           (167)         (167)
        Other special charges - SFAS 121            3,875           407         --           4,282
        Other, net                                    (27)          400          264           637
                                                ---------        ------      -------       -------

           Income (loss) before income taxes    $  31,175         2,405      (37,931)       (4,351)

        Total assets                            $ 240,818        20,906       18,789       280,513

        Total capital expenditures              $  21,851         2,460          239        24,550


* 2002 EBITDA includes restructuring charges of $6,491 and $2,147 for the Print and Premedia Services segments, respectively.

                               ACG HOLDINGS, INC.

                   Notes to Consolidated Financial Statements


                                                               Premedia      Corporate
        (In thousands)                            Print        Services      and Other      Total
        --------------------------              ---------      ---------     ----------    -------

        2001
        Segment revenues                        $ 519,961        80,060         6,018       606,039

        EBITDA                                  $  74,298        17,075        (3,068)       88,305
        Depreciation and amortization              24,380         5,666         4,640        34,686
        Interest expense                              --            --         33,042        33,042
        Interest income                               --            --           (113)         (113)
        Other, net                                    (33)          856           371         1,194
                                                ---------     ---------     ---------     ---------

        Income (loss) before income taxes       $  49,951        10,553       (41,008)       19,496

        Total assets                            $ 256,786        28,457        16,959       302,202

        Total capital expenditures              $  19,492         5,539           240        25,271

---------------------------------------------------------------------------------------------------

        2000
        Segment revenues                        $ 470,458        80,240         3,584       554,282

        EBITDA                                  $  72,543        11,003        (3,539)       80,007
        Depreciation and amortization              23,097         5,983         4,706        33,786
        Interest expense                              --            --         33,963        33,963
        Interest income                               --            --           (165)         (165)
        Other charges, net                            --            137           --            137
        Other, net                                     98           208           321           627
                                                ---------     ---------     ---------     ---------

        Income (loss) before income taxes       $  49,348         4,675       (42,364)       11,659

        Total assets                            $ 262,761        31,333         9,718       303,812

        Total capital expenditures              $  17,977         4,419           328        22,724

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2002). All directors hold office until their successors are duly elected and qualified.

  Name                       Age    Position with Graphics and Holdings
  ----                       ---    -----------------------------------
  Stephen M. Dyott           50     Chairman, President of Holdings, Chief
                                    Executive Officer and Director
  James S. Hoch              42     Director
  Eric T. Fry                35     Director
  Joseph M. Milano           49     Executive Vice President and Chief Financial
                                    Officer
  Larry R. Williams          61     Executive Vice President, Purchasing of
                                    Graphics
  Stuart R. Reeve            38     Executive Vice President, Operations of
                                    Graphics
  Timothy M. Davis           47     Senior Vice President/Administration,
                                    Secretary and General Counsel
  Malcolm J. Anderson        63     President of the print division of Graphics
  Kathleen A. DeKam          41     President of American Color
  Patrick W. Kellick         44     Senior Vice President/Corporate Controller
                                    and Assistant Secretary

Stephen M. Dyott - Chairman and Chief Executive Officer of Graphics and Holdings since September 1996; President of Holdings since February 1995; President of Graphics since 1991; Director of Graphics and Holdings since September 1994; Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996; Vice President and General Manager - Flexible Packaging, American National Can Company ("ANCC") from 1988 to 1991; Vice President and General Manager - Tube Packaging, ANCC from 1985 to 1987.

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

Eric T. Fry - Director of Graphics and Holdings since March 1996; Managing Director of MS&Co. and the general partner of MSCP III and MSLEF II; joined MS&Co. in 1989; Director of EnerSys Inc., Direct Response Corporation, Homesite Group, LifeTrust America, Vanguard Health Systems and The Underwriter Holdings Company Limited.

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

Malcolm J. Anderson - President of the print division of Graphics since 1999; Executive Vice President, Operations of Graphics from 1996 to 1999; Senior Vice President, Operations of Graphics from 1993 to 1996; President, Plastic Products Division of Kerr Group, Inc. from 1989 to 1993; Vice President Manufacturing - Flexible Packaging, American National Can Company from 1982 to 1989; Vice President, Eastern Division General Manager of Sinclair and Valentine Ink Company from 1980 to 1982.

Kathleen A. DeKam - President of American Color since 1998; Vice President of Human Resources of American Color from 1996 to 1998; Director of Human Resources, American Color from 1995 to 1996; Manager of Human Resources - various print plants, Graphics from 1986 to 1995; Manager of Human Resources, The Diamond Center from 1985 to 1986; Personnelman, U. S. Navy from 1980 to 1985.

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


ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for services to Holdings and Graphics during the fiscal years ended March 31, 2002, 2001 and 2000 to the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers") of Holdings and/or Graphics.

                                                            Summary Compensation Table


                                                                                                    Long-Term Compensation
                                                                                                    ----------------------
                                                                    Annual Compensation             Awards          Payouts
                                                             -----------------------------   ---------------------  -------
                                                                                                        Securities
                                                                                    Other                 Under-               All
                                                                                    Annual   Restricted   lying               Other
      Name and Principal                                                            Compen-    Stock     Options/    LTIP    Compen-
          Position                            Period         Salary       Bonus     sation    Award(s)   SAR's (#)   Payouts sation
-------------------------------------   ----------------    --------   ----------   -------  ----------  --------   -------- ------
Stephen M. Dyott                        Fiscal Year 2002    $575,000   $  700,000     --         --        --         --        --
Chairman, President of Holdings and     Fiscal Year 2001    $575,000   $1,425,000     --         --        --         --        --
Chief Executive Officer & Director      Fiscal Year 2000    $575,000   $1,000,000     --         --        --         --        --

Joseph M. Milano                        Fiscal Year 2002    $330,000   $  300,000     --         --        --         --        --
Executive Vice President & Chief        Fiscal Year 2001    $330,000   $  425,000     --         --        --         --        --
Financial Officer                       Fiscal Year 2000    $309,231   $  375,000     --         --        --         --        --

Larry R. Williams                       Fiscal Year 2002    $350,000   $  175,000     --         --        --         --        --
Executive Vice President,               Fiscal Year 2001    $300,000   $  225,000     --         --        --         --        --
Purchasing                              Fiscal Year 2000    $300,000   $  225,000     --         --        --         --        --

Stuart R. Reeve                         Fiscal Year 2002    $300,000   $  200,000     --         --         --        --        --
Executive Vice President,               Fiscal Year 2001    $300,000   $  260,000     --         --         --        --        --
Operations of Graphics                  Fiscal Year 2000    $284,616   $  260,000     --         --         441       --        --


Timothy M. Davis                        Fiscal Year 2002    $295,000   $  200,000     --         --         --        --        --
Senior Vice President/Administration,   Fiscal Year 2001    $295,000   $  325,000     --         --         --        --        --
Secretary & General Counsel             Fiscal Year 2000    $277,692   $  275,000     --         --         --        --        --


The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.


                      Option/SAR Grants in Last Fiscal Year

                                                                                             Alternative
                                                                                             To (f) and (g)
                                                                                              Grant Date
                       Individual Grants                                                         Value
------------------------------------------------------------------------------------------   --------------
                                                   % of Total
                                                    Options/
                                Number of         SAR's Granted
                                Securities             to            Exercise                    Grant
                                Underlying          Employees        or Base                     Date
                                Options/SAR's     in Fiscal Year     Price      Expiration      Present
     Name                       Granted (#)            2002          ($/sh)        Date        Value ($)
-----------------               -------------     --------------     -------    ----------     ---------
Common Stock Option Plans
   None

Preferred Stock Option Plan

   None




The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                     Number of Securities             Value of Unexercised
                                                                    Underlying Unexercised        In-the-Money Options/ SAR's
                                 Shares Acquired     Value         Options/SAR's at 3/31/02          at 3/31/02 Exercisable/
                                 on Exercise (#)   Realized($)    Exercisable/Unexercisable (#)        Unexercisable ($)
                                 ----------------  -----------    ---------------------------     ---------------------------
Common Stock Option Plans (a)
  Stephen M. Dyott                --                 --              7,317.75 / 0                     2,515,330 / 0       (a)
  Joseph M. Milano                --                 --              3,993.25 / 0                     1,372,600 / 0       (a)
  Larry R. Williams               --                 --                931.00 / 0                       320,013 / 0       (a)
  Stuart R. Reeve                 --                 --              1,169.50 / 220.50                  401,992 / 75,792  (a)
  Timothy M. Davis                --                 --              1,976.00 / 0                       679,210 / 0       (a)

Preferred Stock Option Plan (b)
  Stephen M. Dyott                --                 --                   292 / 0                     2,320,349 / 0       (b)
  Joseph M. Milano                --                 --                   175 / 0                     1,390,620 / 0       (b)
  Timothy M. Davis                --                 --                    88 / 0                       699,283 / 0       (b)

(a) Holdings' common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the common stock at March 31, 2002.

(b) Holdings' preferred stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the preferred stock at March 31, 2002.

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

At March 31, 2002, all of the Named Executive Officers had vested in the Pension Plan. At March 31, 2002, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Joseph M. Milano (2 years, 7 months; $5,820), Larry R. Williams (1 year, 5 months; $3,192), Stuart R. Reeve (5 years, 4 months; $9,185) and Timothy M. Davis (5 years, 5 months; $11,700).

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

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new SERP, which is a defined benefit plan, for the Named Executive Officers, four other current executives and two former executives. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Milano, Williams, and Davis and July 1, 1997 through June 30, 2002 for Messr. Reeve) and retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

              Stephen M. Dyott           $100,000
              Joseph M. Milano           $100,000
              Larry R. Williams          $ 50,000
              Stuart R. Reeve            $ 50,000
              Timothy M. Davis           $ 75,000

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

Graphics is also party to an employment agreement dated as of September 1, 1995, with Larry R. Williams, which provides for an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics' senior executives generally. The term of Mr. Williams agreement provided for an initial period of two years with one year automatic extentions. Such agreement also provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above, or by the employee for "good reason", as defined above, the employee will be entitled to base salary continuation for two years following termination. The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

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

Compensation Committee Interlocks and Insider Participation

We do not maintain a formal compensation committee. Mr. Dyott sets compensation in conjunction with the Board of Directors.

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

                        Ten Year Option / SAR Repricings

                                                Number of
                                                Securities      Market Price of       Exercise                    Length of Original
                                                Underlying      Stock at Time of      Price at      New              Option Term
                                               Options/SARs      Repricing or         Time of     Exercise         Remaining at Date
                                 Repricing      Repriced or       Amendment           Repricing    Price            of Repricing or
     Name                          Date         Amended (#)          ($)                 ($)        ($)                Amendment
------------------------------   ---------    ---------------  ----------------       ---------  -----------      ------------------

Stephen M. Dyott                 01/16/98        1,761                --                 50          .01           8 yrs. 6 mo.
Chairman, President of           01/16/98          380                --                 50          .01           7 yrs. 6 mo.
Holdings, Chief Executive        01/16/98          859                --                 50          .01           6 yrs. 5 mo.
Officer and Director             01/16/98        2,300                --                 50          .01           5 yrs. 0 mo.

Joseph M. Milano                 01/16/98          760                --                 50          .01           8 yrs. 6 mo.
Executive Vice President and     01/16/98          614                --                 50          .01           7 yrs. 6 mo.
Chief Financial Officer          01/16/98          688                --                 50          .01           6 yrs. 5 mo.
                                 01/16/98          102                --                 50          .01           5 yrs. 0 mo.

Larry R. Williams                01/16/98          125                --                 50          .01           8 yrs. 6 mo.
Executive Vice President,        01/16/98          526                --                 50          .01           6 yrs. 5 mo.
Purchasing of Graphics

Stuart R. Reeve                  01/16/98           91                --                 50          .01           8 yrs. 6 mo.
Executive Vice President,        01/16/98          140                --                 50          .01           7 yrs. 6 mo.
Operations of Graphics           01/16/98          420                --                 50          .01           6 yrs. 5 mo.

Timothy M. Davis                 01/16/98          290                --                 50          .01           8 yrs. 6 mo.
Senior Vice President/           01/16/98          535                --                 50          .01           6 yrs. 5 mo.
Administration, Secretary        01/16/98          255                --                 50          .01           5 yrs. 0 mo.
and General Counsel

Malcolm J. Anderson              01/16/98          125                --                 50          .01           8 yrs. 6 mo.
President of Graphics            01/16/98          526                --                 50          .01           6 yrs. 5 mo.

Patrick W. Kellick               01/16/98          257                --                 50          .01           8 yrs. 6 mo.
Senior Vice President/           01/16/98          105                --                 50          .01           6 yrs. 5 mo.
Corporate Controller and
Assistant Secretary


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of March 31, 2002, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

                                              Shares of Holdings   Percent   Shares of Holdings       Percent
Name                                             Common Stock     of Class    Preferred Stock        of Class
------------------------------------          ------------------  --------   ------------------      --------
The Morgan Stanley Leveraged Equity
Fund II, L.P.
1221 Ave. of the Americas
New York, NY 10020                                59,450            41.5        2,727                  52.2

MSCP III Entities (a)
1221 Ave. of the Americas
New York, NY 10020                                23,333            16.3        1,070                  20.5

First Plaza Group Trust
c/o Mellon Bank, N.A.
1 Mellon Bank Center
Pittsburgh, PA 15258                              17,000            11.9          780                  14.9

Ell & Co.
c/o The Northern Trust Company
40 Broad Street
New York, NY  10004                                6,537             4.6          300                   5.7

Directors and Named Executive Officers:

        Stephen M. Dyott (b)                      14,970             9.9          315                   5.7

        Joseph M. Milano (c)                       7,235             4.9          175                   3.2

        Larry R. Williams (d)                      1,809             1.3           --                    --

        Stuart R. Reeve (e)                        2,030             1.4           --                    --

        Timothy M. Davis (f)                       3,618             2.5           88                   1.7

        James S. Hoch                                 --              --           --                    --

        Eric T. Fry                                   --              --           --                    --

All current directors and executive officers
as a group (g)                                    33,625            20.9          578                  10.0


(a) Includes Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P.
(b) Includes 7,318 common stock options and 292 preferred stock options exercisable within 60 days.
(c) Includes 3,993 common stock options and 175 preferred stock options exercisable within 60 days.
(d)  Includes 931 common stock options and exercisable within 60 days.
(e)  Includes 1,170 common stock options exercisable within 60 days.
(f) Includes 1,976 common stock options and 88 preferred stock options exercisable within 60 days.
(g) Includes 17,814 common stock options and 555 preferred stock options exercisable within 60 days.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders' Agreement. Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), other entities affiliated with Morgan Stanley Dean Witter and Co. ("MSDW") and other stockholders of Holdings entered into an amended and restated stockholders' agreement, dated as of August 14, 1995. The stockholders' agreement includes provisions requiring the delivery of certain shares of Holdings' common stock from the "Purchasers", as defined in the stockholders' agreement, which includes MSLEF II, certain institutional investors and members of management, to Holdings, depending upon the return realized by the Purchasers on their investment, and thereafter from Holdings to the "Existing Holders", as defined in the stockholders' agreement. Depending upon the returns realized by the Purchasers on their investment, their interest in the Holdings' common stock could be reduced and the interest of the Existing Holders could be increased. The stockholders' agreement gives the Existing Holders, the right to designate a director of Holdings and the entities affiliated with MSDW also the right to designate a director. The stockholders' agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders' agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm's length basis.

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

Other

MS&Co. is affiliated with entities that beneficially own a substantial majority of the outstanding shares of capital stock of Holdings. As of March 31, 2002, Morgan Stanley Senior Funding, Inc. has a $9.6 million participation in the Bank Credit Agreement. Morgan Stanley Senior Funding, Inc. received interest payments for the fiscal year ended March 31, 2002 based on its participation during the course of the year.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this Report:

                       Reports of Independent Auditors

              1 and 2. Financial Statements: The following Consolidated Financial Statements of Holdings are included in
                          Part II, Item 8:

                          Consolidated balance sheets - March 31, 2002 and 2001

                          For the Years Ended March 31, 2002, 2001 and 2000:

                               Consolidated statements of income
                               Consolidated statements of stockholders' deficit Consolidated statements of cash flows

                               Notes to Consolidated Financial Statements

                          Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

     Schedules                                                          Page No.
     ---------                                                          --------

I.   Condensed Financial Information of Registrant:
     Condensed Financial Statements (parent company only) for the years ended
     March 31, 2002, 2001 and 2000 and as of March 31, 2002 and 2001..........62

II.  Valuation and qualifying accounts........................................67


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


Exhibit
  No.     Description
-------   -----------
3.1       Certificate of Incorporation of Graphics, as amended to date*
3.2       By-laws of Graphics, as amended to date*
3.3       Restated Certificate of Incorporation of Holdings, as amended to date*
3.4       By-laws of Holdings, as amended to date*
4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**
10.1 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
10.1(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
10.1(b) February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto****

10.1(c) November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto+++

10.1(d) January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto+++++
10.1(e) March 21, 2002, Fifth Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
10.2 Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***
10.3      Severance Letter, dated August 1, 1999, between Graphics and Stuart
          Reeve***
10.4      Severance Letter, dated July 15, 1998, between Graphics and Joseph
          M. Milano+
10.5      Severance Letter, dated July 15, 1998, between Graphics and
          Timothy M. Davis+
10.6 Severance Letter, dated September 1, 1995, between Graphics and Larry Williams+
10.6(a) Amendment to Severance Letter, dated June 3, 1999, between Graphics and Larry Williams*****
10.7 Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**
10.7(a) Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein++++
10.8      Stock Option Plan of Holdings++
10.9 Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto++++
10.10     Holdings Common Stock Option Plan++++
10.11     Holdings Preferred Stock Option Plan++++
12.1      Statement Re: Computation of Ratio of Earnings to Fixed Charges
21.1      List of Subsidiaries

------------
* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.
+ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 - Commission file number 33-97090.
** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.
++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.
*** Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.
+++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 - Commission file number 33-97090.
**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 - file number 33-97090.
++++ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 - Commission file number 33-97090.
***** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 - Commission file number 33-97090.
+++++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 - Commission file number 33-97090.

(b)     Reports on Form 8-K:
        -------------------

        The following report on Form 8-K was filed during the fourth quarter of Fiscal Year 2002:

         1. Form 8-K filed with the Securities and Exchange Commission on February 6, 2002 under Item 5 to announce ACG's financial results for the twelve month period ended December 31, 2001.

        ACG did not file any other reports on Form 8-K during the three months ended March 31, 2002.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                            Condensed Balance Sheets
                             (Dollars in thousands)

                                                           March 31,
                                                    ------------------------
                                                      2002           2001
                                                    ----------     ---------
Assets
------

  Current assets:

     Receivable from subsidiary                     $      26          466

     Income taxes receivable                              611           41
                                                     ---------    ---------
                Total assets                        $     637          507


Liabilities and Stockholders' Deficit
-------------------------------------

Liabilities of subsidiary in excess of assets       $  96,657       86,374
                                                     ---------    ---------
  Total liabilities                                    96,657       86,374

Stockholders' deficit:

   Common stock, voting, $.01 par value,
      5,852,223 shares authorized, 143,399
      shares issued and outstanding                         1            1

   Preferred stock, $.01 par value, 15,823
      shares authorized, 3,617 shares Series
      AA convertible preferred stock issued
      and outstanding, $39,442,551 liquidation
      preference, and 1,606 shares Series BB
      convertible preferred stock issued and
      outstanding, $17,500,000 liquidation
      preference                                           --           --


   Additional paid-in capital                          58,500       58,370

   Accumulated deficit                               (140,340)    (141,062)

   Other accumulated comprehensive loss, net of tax   (14,181)      (3,176)
                                                     --------     ---------
        Total stockholders' deficit                   (96,020)     (85,867)
                                                     --------     ---------

   Commitments and contingencies

        Total liabilities and stockholders' deficit  $    637          507
                                                     ========     =========





See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                               Parent Company Only
                         Condensed Statements of Income
                                 (In thousands)





                                                    Year ended March 31,
                                             ---------------------------------
                                                2002       2001         2000
                                             ---------   --------    ---------


Equity in income of subsidiary               $  722       24,423       9,470
                                             ---------   --------    ---------
          Net income                         $  722       24,423       9,470
                                             =========   ========    =========














See accompanying notes to condensed financial statements.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                               ACG HOLDINGS, INC.
                              Parent Company Only
                       Condensed Statements of Cash Flows
                                 (In thousands)






                                              Year ended March 31,
                                      ---------------------------------
                                         2002        2001       2000
                                      ----------  ---------  ----------
Cash flows from operating activities  $     --          --          --

Cash flows from investing activities        --          --          --

Cash flows from financing activities        --          --          --

                                       ---------  ---------  ----------

                  Net change in cash  $     --          --          --
                                       =========  =========  ==========






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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.


                                          Balance at                                                  Balance at
                                          Beginning        Expense/                    Other           End of
                                          of Period        (Income)     Write-offs   Adjustments       Period
                                          -----------      ----------    ----------   -----------      -----------
                                                                      (In thousands)

Fiscal Year ended March 31, 2002

   Allowance for doubtful accounts        $   3,905           (647)         (701)          --         $   2,557

   Reserve for inventory obsolescence     $     485            (62)          (33)          --         $     390

   Income tax valuation allowance         $  23,469             --            -- (a)     (123)        $  23,346



Fiscal Year ended March 31, 2001

   Allowance for doubtful accounts        $   2,945           1,452         (492)          --         $   3,905

   Reserve for inventory obsolescence     $     489             189         (193)          --         $     485

   Income tax valuation allowance         $  36,081              --           -- (b)  (12,612)        $  23,469



Fiscal Year ended March 31, 2000

   Allowance for doubtful accounts        $   2,860             783         (698)          --         $   2,945

   Reserve for inventory obsolescence     $     588             (99)          --           --         $     489

   Income tax valuation allowance         $  41,460              --           -- (c)   (5,379)        $  36,081


(a) The decrease in the valuation allowance primarily relates to projected future use of net operating loss carryforwards, partially offset by deferred tax assets related to an increase in the minimum pension liability.

(b) The decrease in the valuation allowance primarily relates to current year income for which no tax expense has been recorded and to projected future use of net operating loss carryforwards.

(c) The decrease in the valuation allowance primarily relates to current year income for which no tax expense has been recorded.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                               ACG Holdings, Inc.

                         American Color Graphics, Inc.

                                                                    Date


                        /s/    Stephen M. Dyott                 June 27, 2002
                        --------------------------------     -------------------
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



      Signature                      Title                         Date
    -------------                  ---------                     ---------


/s/ Joseph M. Milano          Executive Vice President         June 27, 2002
------------------------      Chief Financial Officer          -------------
   (Joseph M. Milano)



/s/  Patrick W. Kellick      Senior Vice President/            June 27, 2002
------------------------      Corporate Controller             -------------
    (Patrick W. Kellick)      Assistant Secretary
                          (Principal Accounting Officer)



/s/  James S. Hoch                Director                     June 27, 2002
-----------------------                                        -------------
    (James S. Hoch)


/s/  Eric T. Fry                  Director                     June 27, 2002
-----------------------                                        -------------
    (Eric T. Fry)

                               ACG HOLDINGS, INC.
                           Annual Report on Form 10-K
                        Fiscal Year Ended March 31, 2002

                                Index to Exhibits
Exhibit No.     Description
-----------     -----------

     3.1        Certificate of Incorporation of Graphics, as amended to date*
     3.2        By-laws of Graphics, as amended to date*
     3.3 Restated Certificate of Incorporation of Holdings, as amended to date*
     3.4        By-laws of Holdings, as amended to date*
     4.1 Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**
     10.1 Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
     10.1(a) June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto++++
     10.1(b) February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto****
     10.1(c) November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto+++
     10.1(d) January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto +++++
     10.1(e) March 21, 2002, Fifth Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
     10.2 Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***
     10.3 Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***
     10.4 Severance Letter, dated July 15, 1998, between Graphics and Joseph M. Milano+
     10.5 Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis+
     10.6 Severance Letter, dated September 1, 1995, between Graphics and Larry Williams+
     10.6(a) Amendment to Severance Letter, dated June 3, 1999, between Graphics and Larry Williams*****
     10.7 Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**
     10.7(a) Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein++++
     10.8       Stock Option Plan of Holdings++
     10.9 Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto++++
     10.10      Holdings Common Stock Option Plan++++
     10.11      Holdings Preferred Stock Option Plan++++
     12.1       Statement Re: Computation of Ratio of Earnings to Fixed Charges
     21.1       List of Subsidiaries

-----------
* Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 - Registration number 33-65702.
+ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 - Commission file number 33-97090.
** Incorporated by reference from Form S-4 filed on September 19, 1995 - Registration number 33-97090.
++ Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 - Registration number 33-97090.
*** Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.
+++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 - Commission file number 33-97090.
**** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 - Commission file number 33-97090.
++++ Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 - Commission file number 33-97090.
***** Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 - Commission file number 33-97090.
+++++ Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 - Commission file number 33-97090.