Form 10-Q
period 2002-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2002-08-13
CIK 856710, 856709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2002

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from
                                        ---------- to ---------

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

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)



                          AMERICAN COLOR GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)
           New York                                   16-1003976
(State or other jurisdiction
of incorporation or organization)        (I.R.S. Employer Identification Number)

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

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2002 (all of which are privately owned and not traded on a public market).

                                     INDEX
                                     -----

 Part I.       Financial Information                                Page No.
---------      ---------------------                                --------

    Item 1.    Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 2002 and March 31, 2002                         3

               Condensed Consolidated Statements of Income for
               the Three Months Ended June 30, 2002 and 2001            5

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended June 30, 2002 and 2001                6

               Notes to Condensed Consolidated Financial Statements     7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations           12

    Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                       18

 Part II.      Other Information
               -----------------

    Item 1.    Legal Proceedings                                       19

    Item 2.    Changes in Securities and Use of Proceeds               19

    Item 6.    Exhibits and Reports on Form 8-K                        19

               Signatures                                              20

               Exhibit Index                                           21

                               ACG HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

Assets                                             June 30, 2002  March 31, 2002
------                                             -------------  --------------
                                                   (Unaudited)
Current assets:
   Cash                                             $        --       4,547
   Receivables:
     Trade accounts, less allowance for
      doubtful accounts of $2,753 and $2,557
      at June 30, 2002 and March 31,
      2002, respectively                                 46,245      50,870
   Income tax receivable                                    984       1,015
   Other                                                  2,329       2,060
                                                          -----       -----
           Total receivables                             49,558      53,945

   Inventories                                            9,526       9,137
   Deferred income taxes                                  7,564       7,564
   Prepaid expenses and other current assets              4,381       3,839
                                                          -----       -----
           Total current assets                          71,029      79,032

 Property, plant and equipment                          313,781     303,166
 Less accumulated depreciation                         (186,644)   (180,676)
                                                       --------    --------
           Net property, plant and equipment            127,137     122,490

 Excess of cost over net assets acquired, less
   accumulated amortization of $53,274 at June
   30, 2002 and March 31, 2002                           66,548      66,548
 Other assets                                            12,289      12,443
                                                         ------      ------

           Total assets                            $    277,003     280,513
                                                        =======     =======

See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
      (Dollars in thousands, except par values and liquidation preference)



                                                                June 30, 2002           March 31, 2002
                                                                -------------           --------------
                                                                  (Unaudited)
Liabilities and Stockholders' Deficit
-------------------------------------

Current liabilities:
   Current installments of long-term debt and
     capitalized leases                                          $    22,476                19,946
   Trade accounts payable                                             31,712                25,906
   Accrued expenses                                                   30,060                34,045
                                                                      ------                ------
       Total current liabilities                                      84,248                79,897

 Long-term debt and capitalized leases,
     excluding current installments                                  220,676               232,846
 Deferred income taxes                                                 2,974                 2,933
 Other liabilities                                                    59,961                60,857
                                                                      ------                ------
       Total liabilities                                             367,859               376,533

 Commitments and contingencies (Note 4)

 Stockholders' deficit:
   Common stock, voting, $.01 par value, 5,852,223
     shares authorized, 143,399 shares issued and
     outstanding                                                           1                     1
   Preferred stock, $.01 par value, 15,823 shares
     authorized, 3,617 shares Series AA convertible
     preferred stock issued and outstanding,
     $39,442,551 liquidation preference, and
     1,606 shares Series BB convertible preferred
     stock issued and outstanding, $17,500,000
     liquidation preference                                               --                    --
Additional paid-in capital                                            58,557                58,500
Accumulated deficit                                                 (135,881)             (140,340)
Other accumulated comprehensive loss, net of tax                     (13,533)              (14,181)
                                                                    --------              --------
       Total stockholders' deficit                                   (90,856)              (96,020)
                                                                    --------              --------
       Total liabilities and stockholders' deficit               $   277,003               280,513
                                                                     =======               =======




See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                                 (In thousands)
                                   (Unaudited)


                                                         Three Months Ended
                                                              June 30,
                                                         --------------------
                                                          2002         2001
                                                          ----         ----

 Sales                                               $   128,181      140,115
 Cost of sales                                           107,785      119,205
                                                         -------      -------
      Gross profit                                        20,396       20,910
 Selling, general and administrative expenses              7,898        6,758
 Amortization of goodwill                                     --          765
                                                          ------       ------
      Operating income                                    12,498       13,387


Other expense (income):
   Interest expense                                        7,209        7,754
   Interest income                                           (56)         (45)
   Other, net                                                269         (169)
                                                          ------        ------
      Total other expense                                  7,422        7,540
                                                          ------        ------
      Income before income taxes                           5,076        5,847
 Income tax expense                                          617          807
                                                          ------        ------
         Net income                                  $     4,459        5,040
                                                           =====        =====



See accompanying notes to condensed consolidated financial statements

                               ACG HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                                                   Three Months Ended
                                                                                          June 30
                                                                                   --------------------
                                                                                     2002         2001
                                                                                     ----         ----

Cash flows provided (used) by operating activities:

Net income                                                                      $   4,459       5,040
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation                                                                    5,782       6,694
    Amortization of goodwill and other assets                                         138       1,071
    Amortization of deferred financing costs                                          382         354
    Decrease (increase) in working capital and other                                4,361        (192)
                                                                                  -------     -------
             Net cash provided by operating activities                             15,122      12,967

Cash flows provided (used) by investing activities:

   Purchases of property, plant and equipment                                      (9,210)     (10,919)
   Proceeds from sales of property, plant and equipment                                40         163
   Other                                                                               98           5
                                                                                  -------     -------
      Net cash used by investing activities                                        (9,072)    (10,751)

Cash flows provided (used) by financing activities:

   Repayment of long-term debt, net                                                (8,408)       (240)
   Repayment of capital lease obligations                                          (1,963)     (1,719)
   Payment of deferred financing costs                                               (204)       (221)
   Other, net                                                                           4           2
                                                                                  -------     -------
        Net cash used by financing activities                                     (10,571)     (2,178)
   Effect of exchange rates on cash and cash equivalents                              (26)        (38)
                                                                                  -------     -------
 Net change in cash                                                                (4,547)         --

 Cash:
   Beginning of period                                                              4,547          --
                                                                                  -------     -------

   End of period                                                               $       --         --
                                                                                  =======     =======
 Non-cash investing activity:
   Equipment purchases under capital leases                                    $      725         186
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

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are in accordance with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2002 and the Company's Post-Effective Amendment No. 8 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Inventories

The components of inventories are as follows (in thousands):


                                          June 30,             March 31,
                                           2002                 2002
                                         --------             ---------

        Paper                           $  7,522                7,158

        Ink                                  146                  169

        Supplies and other                 1,858                1,810
                                           -----                -----
           Total inventories          $    9,526                9,137
                                           =====                =====

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

3. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                 Three Months Ended June 30,
                                                -----------------------------
                                                  2002              2001
                                                -------           --------
 Net income                               $     4,459               5,040

  Foreign currency translation
      adjustment                                  648                 300
  Minimum pension liability                        --                (179)
                                                ------              ------
 Total comprehensive income               $     5,107               5,161
                                                ======              ======



4. Commitments and Contingencies

The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with three former employees. The aggregate commitment for future compensation at June 30, 2002, excluding bonuses, was approximately $1.3 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at June 30, 2002 is $33.1 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its condensed consolidated balance sheet at June 30, 2002. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the condensed consolidated financial statements of the Company.

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

As a result of this plan, the Company recorded a pretax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statement of income in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2002 (in thousands):



                                                03/31/02             Current              06/30/02
                                             Restructuring           Quarter           Restructuring
                                                Reserve             Activity              Reserve
                                             -------------          --------            ------------


   Severance and other employee costs      $      3,519             (1,027)                   2,492
   Lease termination costs                        1,289               (241)                   1,048
   Other costs                                      423               (190)                     233
                                             -------------          --------            ------------
                                           $      5,231             (1,458)                   3,773
                                             =============          ========            ============


As of June 30, 2002, the Company believes the restructuring reserve of $3.8 million is adequate. The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. The majority of all remaining costs will be paid or settled before March 31, 2003. These costs will be funded through cash generated from operations and borrowings under the Company's $70 million revolving credit facility.

6. Industry Segment Information

The Company has significant operations principally in two industry segments: (1) print and (2) premedia services. All of the Company's print business and assets are attributed to the print division and all of the Company's premedia services business and assets are attributed to the American Color division. The Company's digital visual effects operations ("Digiscope") and corporate expenses have been aggregated and do not constitute a reportable segment of the Company as contemplated by Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information".

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

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

The accounting policies of the segments are the same as those used by the Company in its consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization and other expense (income). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

 (In thousands)                                  Premedia   Corporate
                                         Print   Services   and Other    Total
--------------------------------------------------------------------------------
 Three Months Ended June 30, 2002

 Segment revenues                       $112,575  14,880        726     128,181

 EBITDA                                 $ 16,926   2,516     (1,024)     18,418
   Depreciation and amortization           4,723   1,074        123       5,920
   Interest expense                         --      --        7,209       7,209
   Interest income                          --      --          (56)        (56)
   Other, net                                 52     116        101         269
                                        -------- -------   --------    --------
     Income (loss) before income taxes  $ 12,151   1,326     (8,401)      5,076

 Total assets                           $243,103  19,935     13,965     277,003

 Total capital expenditures             $  9,707     228       --         9,935

--------------------------------------------------------------------------------
 Three Months Ended June 30, 2001

 Segment revenues                       $119,252  19,220      1,643     140,115

 EBITDA                                 $ 17,040   4,196        (84)     21,152
   Depreciation and amortization           5,378   1,398        989       7,765
   Interest expense                         --      --        7,754       7,754
   Interest income                          --      --          (45)        (45)
   Other, net                                 11      91       (271)       (169)
                                         ------- -------    --------    --------
     Income (loss) before income taxes  $ 11,651   2,707     (8,511)      5,847

Total assets                            $245,173  27,990     16,616     289,779

Total capital expenditures              $  9,898     976        231      11,105

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

7. Impact of Recently Issued Accounting Pronouncements

Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 142 on April 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in the fiscal year ending March 31, 2003. The Company expects to perform the first of the required impairment tests of goodwill during the fiscal year ending March 31, 2003. The Company does not anticipate that these tests will have a material effect on its results of operations or financial position.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:

     - failure to achieve improvements in operating efficiency or income from the consolidation of our operations,
     -  fluctuations in the cost of paper and other raw materials used,
     -  changes in the advertising and print markets,
     -  actions by our competitors, particularly with respect to pricing,
     -  the financial condition of our customers,
     -  our financial condition and liquidity,
     -  the general condition of the United States economy,
     -  demand for our products and services, and
     -  the matters set forth in this Report generally.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. We do not undertake, and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                               ACG HOLDINGS, INC.
                            Management's Discussion
         and Analysis of Financial Condition and Results of Operations

The following table, including certain reclassifications in prior year results to conform with current year presentation, summarizes our results of operations for the three months ended June 30, 2002 (the "2002 Three-Month Period") and the three months ended June 30, 2001 (the "2001 Three-Month Period"):


                                     Three Months Ended
                                           June 30,
                                     ------------------
                                       2002       2001
                                       ----       ----
                                    (Dollars in thousands)
       Sales:
        Print                     $ 112,575      119,252
        American Color               14,880       19,220
        Other (a)                       726        1,643
                                  ---------      --------
         Total                    $ 128,181      140,115

       Gross Profit:
        Print                     $  17,129       15,354
        American Color                3,511        5,148
        Other (a)                      (244)         408
                                  ---------      --------
         Total                    $  20,396       20,910

       Gross Margin:
        Print                         15.2%        12.9%
        American Color                23.6%        26.8%
         Total                        15.9%        14.9%

       Operating Income (Loss):
         Print                    $  12,203       11,662
         American Color               1,442        2,798
         Other (a) (b)               (1,147)      (1,073)
                                   ---------     --------
           Total                   $ 12,498       13,387

(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Print

Sales. In the 2002 Three-Month Period, print sales decreased $6.7 million to $112.6 million from $119.3 million in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period is primarily attributable to the impact of decreased paper prices and an increase in customer supplied paper. These decreases were offset in part by an approximate 6% increase in print production volume and favorable changes in product and customer mix.

Gross Profit. In the 2002 Three-Month Period, print gross profit increased $1.7 million to $17.1 million from $15.4 million in the 2001 Three-Month Period. In the 2002 Three-Month Period, print gross margin increased to 15.2% from 12.9% in the 2001 Three-Month Period. The increase in gross profit is largely related to the increased print production volume. The increase in gross margin includes the impact of decreased paper prices and an increase in customer supplied paper.

Selling, General and Administrative Expenses. In the 2002 Three-Month Period, print selling, general and administrative expenses increased $1.2 million to $4.9 million, or 4.4% of print sales, from $3.7 million, or 3.1% of print sales in the 2001 Three-Month Period. The increase in the 2002 Three-Month Period includes the impact of increases in certain selling and employee related expenses.

Operating Income. As a result of the factors discussed above, print operating income increased to $12.2 million in the 2002 Three-Month Period from $11.7 million in the 2001 Three-Month Period.

American Color (Premedia Services)

Sales. In the 2002 Three-Month Period, American Color's sales decreased $4.3 million to $14.9 million from $19.2 million in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period was primarily the result of reduced premedia production volume.

Gross Profit. In the 2002 Three-Month Period, American Color's gross profit decreased $1.6 million to $3.5 million from $5.1 million in the 2001 Three-Month Period. In the 2002 Three-Month Period, American Color's gross margin decreased to 23.6% from 26.8% in the 2001 Three-Month Period. The decreases in gross profit and gross margin for the 2002 Three-Month Period are primarily the result of reduced premedia production volume, offset in part by reduced manufacturing costs related to various cost containment programs.

Selling, General and Administrative Expenses. In the 2002 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.3 million to $2.1 million, or 13.9% of American Color's sales, from $2.4 million, or 12.2% of American Color's sales in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period is primarily attributable to decreased selling expenses.

Operating Income. As a result of the factors discussed above, American Color's operating income decreased to $1.4 million in the 2002 Three-Month Period from $2.8 million in the 2001 Three-Month Period.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Other Operations

Other operations consist primarily of revenues and expenses associated with Digiscope and corporate general, administrative and other expenses, including amortization expense. In both the 2002 Three-Month Period and the 2001 Three-Month Period, the operating loss from other operations was $1.1 million. Included is a reduction in goodwill amortization expense of $0.8 million (see below), offset by increased operating losses at Digiscope of $0.6 million and increased corporate expenses.

Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002 ("Fiscal Year 2002"). Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, we adopted SFAS 142 on April 1, 2002. As a result, we did not amortize goodwill during the 2002 Three-Month period. In the 2001 Three-Month period, goodwill amortization expense within other operations was $0.8 million. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in fiscal year ending March 31, 2003 ("Fiscal Year 2003"). We expect to perform the first of the required impairment tests of goodwill during Fiscal Year 2003. We do not anticipate that these tests will have a material effect on our results of operations or financial position.

Interest Expense

In the 2002 Three-Month Period, interest expense decreased to $7.2 million from $7.8 million in the 2001 Three-Month Period. This decrease reflects both lower levels of indebtedness and lower borrowing costs.

Income Taxes

In the 2002 Three-Month Period, income tax expense decreased to $0.6 million from $0.8 million in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period is primarily due to lower amounts of U.S. and foreign taxable income, offset in part by a decreased reduction in the valuation allowance. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2002 Three-Month Period there has been no change in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

Net Income

As a result of the factors discussed above, net income decreased to $4.5 million in the 2002 Three-Month Period from $5.0 million in the 2001 Three-Month Period.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

At June 30, 2002, we had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $21.0 million. As a result, we had additional borrowing availability of approximately $49.0 million.

At June 30, 2002, $7.4 million of the A Term Loan Facility and $35.2 million of the B Term Loan Facility remained outstanding. The scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of Fiscal Year 2003 are $3.2 million and $0.2 million, respectively. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of Fiscal Year 2003 are approximately $6.4 million and $1.5 million, respectively.

During the 2002 Three-Month Period, we repurchased in the open market, an aggregate principal amount of $1.7 million of our 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for approximately $1.7 million.

During the 2002 Three-Month Period, we primarily used net cash provided by operating activities of $15.1 million, the $4.5 million cash balance from March 31, 2002 and $0.1 million of proceeds from the sale of fixed assets to fund the following expenditures:

     (1) $10.5 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $2.0 million and repurchase of the Notes of $1.7 million), and
     (2)  $9.2 million in cash capital expenditures.

Our cash-on-hand of approximately $13.9 million is presented net of outstanding checks within trade accounts payable at June 30, 2002. Accordingly, cash is presented at a balance of $0 in the June 30, 2002 balance sheet. We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that full year Fiscal Year 2003 cash capital expenditures will be approximately $28.3 million and equipment acquired under capital leases will be approximately $0.7 million.

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

At June 30, 2002, we had total indebtedness, including capital lease obligations, of $243.2 million, as compared to $259.9 million at June 30, 2001, representing a net reduction in total indebtedness of $16.7 million. Of the total debt outstanding at June 30, 2002, $42.6 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 4.1%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At June 30, 2002, we had indebtedness other than obligations under the Bank Credit Agreement of $200.6 million (including $170.1 million of the Notes). We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


EBITDA
                                  Three Months Ended
                                      June 30,
                               -------------------------
                                2002               2001
                                ----               ----
                                 (Dollars in thousands)
EBITDA:
  Print                      $ 16,926             17,040
  American Color                2,516              4,196
  Other (a)                    (1,024)               (84)
                               -------            -------
    Total                    $ 18,418             21,152

EBITDA Margin:
  Print                         15.0%             14.3%
  American Color                16.9%             21.8%
    Total                       14.4%             15.1%

(a) Other operations include revenues and expenses associated with our digital visual effects business and corporate general and administrative expenses.

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

                               ACG HOLDINGS, INC.
                          Quantitative and Qualitative
                         Disclosures About Market Risk

There have been no significant changes since March 31, 2002. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2002.

                               ACG HOLDINGS, INC.
                           Part II Other Information

Item 1.  (a) Legal Proceedings

         Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2002.

Item 2.  Changes in Securities and Use of Proceeds

         Recent Sales of Unregistered Securities
         ---------------------------------------

         During the third quarter of the fiscal year ended March 31, 2000 certain officers exercised options to purchase an aggregate of 1,106 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit No.              Description
         -----------              -----------


         12.1 Statement Re: Computation of Ratio of Earnings to Fixed Charges

         99.1                     CEO and CFO Certification

         (b) Reports on Form 8-K

             None filed in the quarter ended June 30, 2002.

         Form 8-K filed with the Securities Exchange Commission on July 16, 2002 under Item 5 to announce Holdings' financial results for the three months ended June 30, 2002.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.


                                   ACG Holdings, Inc.
                                   American Color Graphics, Inc.



Date  August 13, 2002                   By /s/ Joseph M. Milano
      -----------------                    ---------------------
                                           Joseph M. Milano
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Authorized Officer and
                                           Principal Financial Officer)




Date  August 13, 2002                   By /s/ Patrick W. Kellick
      -----------------                    ----------------------
                                           Patrick W. Kellick
                                           Senior Vice President/Corporate
                                           Controller and Assistant Secretary
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.   Description                                                  Page
-----------   -----------                                                  ----

12.1          Statement Re: Computation of Ratio of Earnings to              22
              Fixed Charges

99.1          CEO and CFO Certification                                      23

                                                                    EXHIBIT 12.1

        STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in thousands)


                                        Three Months
                                            Ended       Year Ended     Year Ended   Year Ended   Year Ended     Year Ended
                                           June 30,      March 31,      March 31,    March 31,    March 31,      March 31,
                                             2002          2002           2001         2000         1999            1998
                                        -------------   ----------    -----------   ----------   ----------      ----------
Consolidated pretax income (loss) from
  continuing operations                    $ 5,076       (4,351)        19,496        11,659       (7,839)      (27,122)

Net amortization of debt issuance expense      382        1,420          1,389         1,326        1,412         2,292

Interest expense                             6,827       28,553         31,653        32,637       34,830        36,664

Interest portion of rental expense             431        1,722          1,950         2,015        2,301         2,130
                                          --------     --------        -------       -------     --------       -------

Earnings                                   $12,716       27,344         54,488        47,637       30,704        13,964
                                          ========     ========        =======       =======     ========       =======

Interest expense                           $ 6,827       28,553         31,653        32,637       34,830        36,664

Net amortization of debt issuance expense      382        1,420          1,389         1,326        1,412         2,292

Interest portion of rental expense             431        1,722          1,950         2,015        2,301         2,130
                                          --------     --------        -------       -------     --------       -------
  Fixed Charges                            $ 7,640       31,695         34,992        35,978       38,543        41,086
                                          ========     ========        =======       =======     ========       =======
  Ratio of Earnings to Fixed Charges         1.66x         (a)           1.56x         1.32x         (a)            (a)
                                          --------     --------        -------       -------     --------       -------


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


                                         Fiscal Year Ended March 31,
                                         ---------------------------
                                         2002        1999      1998
                                         ----        ----      ----
               Depreciation           $ 27,024      29,651    28,124
               Amortization              4,175       4,025    10,413
               Non-cash charges          4,723         945     2,301
                                       -------      ------    ------
                 Total                $ 35,922      34,621    40,838
                                       =======      ======    ======