Form 10-Q
period 2002-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2002-11-14
CIK 856710, 856709

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________to ___________________

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

Yes [X] No [ ]

ACG Holdings, Inc. has 143,399 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2002 (all of which are privately owned and not traded on a public market).

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.       FINANCIAL INFORMATION

  Item 1.     Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2002 and March 31, 2002                                      3

              Condensed Consolidated Statements of Income for the
              Three Months Ended September 30, 2002 and 2001                             5

              Condensed Consolidated Statements of Income for the
              Six Months Ended September 30, 2002 and 2001                               6

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended September 30, 2002 and 2001                               7

              Notes to Condensed Consolidated Financial Statements                       8

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                             15

  Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk                                                         23

  Item 4.     Controls and Procedures                                                   23

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                                         24

  Item 2.     Changes in Securities and Use of Proceeds                                 24

  Item 6.     Exhibits and Reports on Form 8-K                                          24

              Signatures                                                                25

              Certifications                                                            26

              Exhibit Index                                                             28

                               ACG HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                            SEPTEMBER 30, 2002        MARCH 31, 2002
                                                                            ------------------        --------------
                                                                                (Unaudited)
ASSETS

Current assets:
     Cash                                                                      $         0                 4,547
     Receivables:
       Trade accounts, less allowance for
         doubtful accounts of $2,844 and $2,557
         at September 30, 2002 and March 31,
         2002, respectively                                                         56,391                50,870
       Other                                                                         3,116                 3,075
                                                                               -----------              --------
            Total receivables                                                       59,507                53,945

     Inventories                                                                    12,662                 9,137
     Deferred income taxes                                                           7,564                 7,564
     Prepaid expenses and other current assets                                       4,553                 3,839
                                                                               -----------              --------
            Total current assets                                                    84,286                79,032

Property, plant and equipment                                                      322,498               303,166
Less accumulated depreciation                                                     (189,739)             (180,676)
                                                                               -----------              --------
            Net property, plant and equipment                                      132,759               122,490

Excess of cost over net assets acquired, less
  accumulated amortization of $53,274 at
  September 30, 2002 and March 31, 2002                                             66,548                66,548

Other assets                                                                        11,870                12,443
                                                                               -----------              --------
            Total assets                                                       $   295,463               280,513
                                                                               ===========              ========

See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
      (Dollars in thousands, except par values and liquidation preference)

                                                                                SEPTEMBER 30, 2002            MARCH 31, 2002
                                                                                ------------------            --------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current installments of long-term debt and
       capitalized leases                                                           $   25,972                     19,946
     Trade accounts payable                                                             47,651                     25,906
     Accrued expenses                                                                   29,038                     34,045
                                                                                    ----------                   --------
         Total current liabilities                                                     102,661                     79,897

Long-term debt and capitalized leases,
       excluding current installments                                                  223,112                    232,846
Deferred income taxes                                                                    3,122                      2,933
Other liabilities                                                                       56,706                     60,857
                                                                                    ----------                   --------
         Total liabilities                                                             385,601                    376,533

Commitments and contingencies (Note 4)

Stockholders' deficit:
     Common stock, voting, $.01 par value, 5,852,223
       shares authorized, 143,399 shares issued and
       outstanding                                                                           1                          1
     Preferred stock, $.01 par value, 15,823 shares
       authorized, 3,617 shares Series AA convertible
       preferred stock issued and outstanding, $39,442,551
       liquidation preference, and 1,606 shares Series BB
       convertible preferred stock issued and
       outstanding, $17,500,000 liquidation preference                                      --                         --
     Additional paid-in capital                                                         58,615                     58,500
     Accumulated deficit                                                              (134,759)                  (140,340)
     Other accumulated comprehensive loss, net of tax                                  (13,995)                   (14,181)
                                                                                    ----------                   --------

         Total stockholders' deficit                                                   (90,138)                   (96,020)
                                                                                    ----------                   --------

         Total liabilities and stockholders' deficit                                $  295,463                    280,513
                                                                                    ==========                   ========

See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                  Condensed Consolidated Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -------------------------
                                                                  2002            2001
                                                                  ----            ----
Sales                                                         $  131,022         133,740
Cost of sales                                                    113,661         115,660
                                                              ----------         -------
      Gross profit                                                17,361          18,080

Selling, general and administrative expenses                       8,688           8,220
Amortization of goodwill                                              --             765
                                                              ----------         -------
      Operating income                                             8,673           9,095

Other expense (income):
   Interest expense                                                7,096           7,656
   Interest income                                                   (21)            (30)
   Other, net                                                        178             230
                                                              ----------         -------
      Total other expense                                          7,253           7,856
                                                              ----------         -------
      Income before income taxes                                   1,420           1,239
Income tax expense                                                   298             294
                                                              ----------         -------

         Net income                                           $    1,122             945
                                                              ==========         =======

See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                  Condensed Consolidated Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                         2002            2001
                                                         ----            ----
Sales                                                $  259,203         273,855
Cost of sales                                           221,446         234,865
                                                     ----------         -------
      Gross profit                                       37,757          38,990

Selling, general and administrative expenses             16,586          14,978
Amortization of goodwill                                     --           1,530
                                                     ----------         -------
      Operating income                                   21,171          22,482
Other expense (income):
   Interest expense                                      14,305          15,410
   Interest income                                          (77)            (75)
   Other, net                                               447              61
                                                     ----------         -------
      Total other expense                                14,675          15,396
                                                     ----------         -------
      Income before income taxes                          6,496           7,086
Income tax expense                                          915           1,101
                                                     ----------         -------
        Net income                                   $    5,581           5,985
                                                     ==========         =======

See accompanying notes to condensed consolidated financial statements.

                               ACG HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                           ------------------------------
                                                                                              2002                2001
                                                                                           ----------          ----------
Cash flows provided (used) by operating activities:

  Net income                                                                               $  5,581                5,985

  Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation                                                                            11,424               13,447

     Amortization of goodwill and other assets                                                  269                2,155

     Amortization of deferred financing costs                                                   769                  709

     Decrease (increase) in working capital and other                                         2,867                 (441)
                                                                                           --------              -------
        Net cash provided by operating activities                                            20,910               21,855

Cash flows provided (used) by investing activities:

  Purchases of property, plant and equipment                                                (20,845)             (15,309)

  Proceeds from sales of property, plant and equipment                                           49                  214

  Other                                                                                          40                  (67)
                                                                                           --------              -------
        Net cash used by investing activities                                               (20,756)             (15,162)

Cash flows provided (used) by financing activities:

  Repayment of long-term debt, net                                                           (9,766)              (5,679)

  Net increase in revolver borrowings                                                         9,290                2,663

  Repayment of capital lease obligations                                                     (3,959)              (3,490)

  Payment of deferred financing costs, net                                                     (264)                (179)

  Other, net                                                                                     (2)                  (8)
                                                                                           --------              -------
        Net cash used by financing activities                                                (4,701)              (6,693)
                                                                                           --------              -------
Net change in cash                                                                           (4,547)                  --

Cash:

  Beginning of period                                                                         4,547                   --
                                                                                           --------              -------
  End of period                                                                            $     --                   --
                                                                                           ========              =======
Non-cash investing activity:
  Equipment purchases under capital leases                                                 $    725                1,107
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

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2002 and the Company's Post-Effective Amendment No. 8 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       INVENTORIES

The components of inventories are as follows (in thousands):

                                             SEPTEMBER 30,        MARCH 31,
                                                 2002               2002
                                             ------------        ----------
Paper                                        $  10,584             7,158
Ink                                                170               169
Supplies and other                               1,908             1,810
                                             ---------             -----
      Total inventories                      $  12,662             9,137
                                             =========             =====

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

3.       NOTES PAYABLE AND LONG-TERM DEBT

The Company is currently in compliance with the financial covenants contained in the bank credit agreement. The Company, however, is currently projecting that it will be unable to meet the required Minimum EBITDA covenant level included within the bank credit agreement beginning in the quarter ending March 31, 2003 and continuing through the quarter ending September 30, 2003. EBITDA includes the impact of certain unusual expenses associated with the Company's capacity expansion efforts, including the start-up of 12 printing presses, five of which were recently purchased and seven relocated from other Company printing facilities.

The Company has initiated discussions with the banks to seek the appropriate amendment to the Minimum EBITDA covenant levels within the bank credit agreement. In the absence of such an amendment, a breach of financial covenants would constitute an event of default under the bank credit agreement, which would permit the Company's banks to accelerate the maturity of the indebtedness thereunder, prohibit borrowing under the Company's revolving credit facility and to enforce their security interests in the assets of the Company. An acceleration under the bank credit agreement which could result from a default thereunder would result in a default under the indenture related to the 12 3/4% Senior Subordinated Notes due 2005. Although no assurances can be given that the banks will grant such amendment, the Company believes it will be successful in obtaining the necessary amendment to the bank credit agreement.

4.       COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three and six months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    ------------------     ----------------
                                                     2002        2001       2002      2001
                                                    -------     ------     -----     ------
Net income                                        $  1,122        945      5,581      5,985

  Foreign currency translation adjustment             (462)      (361)       186        (61)
  Minimum pension liability                             --         --         --       (179)
                                                  --------      -----      -----     ------

Total comprehensive income                        $    660        584      5,767      5,745
                                                  ========      =====      =====     ======

5.       COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with three former employees. The aggregate commitment for future compensation at September 30, 2002, excluding bonuses, was approximately $2.5 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at September 30, 2002 is $31.9 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its condensed consolidated balance sheet at September 30, 2002. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the condensed consolidated financial statements of the Company.

6.       RESTRUCTURING COSTS

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statement of income in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2002 (in thousands):


                                          03/31/02        CURRENT        09/30/02
                                        RESTRUCTURING    SIX MONTHS    RESTRUCTURING
                                           RESERVE        PAYMENTS        RESERVE
                                        -------------    ----------    -------------
Severance and other employee costs       $  3,519         (1,622)          1,897
Lease termination costs                     1,289           (382)            907
Other costs                                   423           (281)            142
                                         --------         ------           -----
                                         $  5,231         (2,285)          2,946
                                         ========         ======           =====

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

As of September 30, 2002, the Company believes the restructuring reserve of $2.9 million is adequate. The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. The majority of all remaining costs will be paid or settled before March 31, 2003. These costs will be funded through cash generated from operations and borrowings under the Company's revolving credit facility.

7.       INDUSTRY SEGMENT INFORMATION

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

The Company has two reportable segments: (1) print and (2) premedia services. The print business produces retail advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books) and other publications. The Company's premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

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

                                                            PREMEDIA    CORPORATE
 (In thousands)                                  PRINT      SERVICES    AND OTHER      TOTAL
-------------------------------------------   ----------    --------    ---------    ---------
SIX MONTHS ENDED SEPTEMBER 30, 2002

Segment revenues                              $  227,595     29,936        1,672      259,203

EBITDA                                        $   29,849      5,096       (2,081)      32,864
  Depreciation and amortization                    9,349      2,107          237       11,693
  Interest expense                                    --         --       14,305       14,305
  Interest income                                     --         --          (77)         (77)
  Other, net                                         201        184           62          447
                                              ----------     ------      -------      -------
    Income (loss) before income taxes         $   20,299      2,805      (16,608)       6,496

Total assets                                  $  261,314     20,784       13,365      295,463
Total goodwill                                $   64,656      1,892           --       66,548
Total capital expenditures                    $   20,456      1,114           --       21,570

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                            PREMEDIA         CORPORATE
(In thousands)                                             PRINT            SERVICES         AND OTHER          TOTAL
---------------------------------------------          -------------     --------------    --------------    -----------
SIX MONTHS ENDED SEPTEMBER 30, 2001

Segment revenues                                        $   234,134          37,393             2,328          273,855

EBITDA                                                  $    31,849           7,358            (1,123)          38,084
  Depreciation and amortization                              10,853           2,764             1,985           15,602
  Interest expense                                               --              --            15,410           15,410
  Interest income                                                --              --               (75)             (75)
  Other, net                                                     24             195              (158)              61
                                                        -----------      ----------        ----------        ---------
    Income (loss) before income taxes                   $    20,972           4,399           (18,285)           7,086

Total assets                                            $   252,472          27,225            16,026          295,723
Total goodwill                                          $    65,696           2,334                --           68,030
Total capital expenditures                              $    14,653           1,532               231           16,416

----------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002

Segment revenues                                        $   115,020          15,056               946          131,022

EBITDA                                                  $    12,923           2,580            (1,057)          14,446
  Depreciation and amortization                               4,626           1,033               114            5,773
  Interest expense                                               --              --             7,096            7,096
  Interest income                                                --              --               (21)             (21)
  Other, net                                                    149              68               (39)             178
                                                        -----------      ----------        ----------        ---------
    Income (loss) before income taxes                   $     8,148           1,479            (8,207)           1,420

Total assets                                            $   261,314          20,784            13,365          295,463
Total goodwill                                          $    64,656           1,892                --           66,548
Total capital expenditures                              $    10,749             886                --           11,635

----------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001

Segment revenues                                        $   114,882          18,173               685          133,740

EBITDA                                                  $    14,809           3,162            (1,039)          16,932
  Depreciation and amortization                               5,475           1,366               996            7,837
  Interest expense                                               --              --             7,656            7,656
  Interest income                                                --              --               (30)             (30)
  Other, net                                                     13             104               113              230
                                                        -----------      ----------        ----------        ---------
      Income (loss) before income taxes                 $     9,321           1,692            (9,774)           1,239

Total assets                                            $   252,472          27,225            16,026          295,723
Total goodwill                                          $    65,696           2,334                --           68,030
Total capital expenditures                              $     4,755             556                --            5,311

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

8.       IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 142 on April 1, 2002. For the six-month period ended September 30, 2001, excluding the effect of goodwill amortization, operating income and net income would have been $24.0 million and $7.5 million, respectively. In the quarter ended September 30, 2001, excluding the effect of goodwill amortization, operating income and net income would have been $9.9 million and $1.7 million, respectively. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in the fiscal year ending March 31, 2003. In the quarter ended September 30, 2002, the Company performed its initial assessment of impairment and noted no impairment. The Company expects to perform the first of the required annual impairment tests of goodwill during the quarter ending December 31, 2002. The Company does not anticipate that these tests will have a material effect on its results of operations or financial position.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which provides clarifications of certain implementation issues within Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 144 on April 1, 2002. The adoption of SFAS 144 will not have a material effect on the Company's results of operations or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS 145 will have a material effect on the Company's results of operations or financial position.

                               ACG HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on the Company's results of operations or financial position.

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

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following table, including certain reclassifications in prior year results to conform with current year presentation, summarizes our results of operations for the three months ended September 30, 2002 (the "2002 Three-Month Period"), the three months ended September 30, 2001 (the "2001 Three-Month Period"), the six months ended September 30, 2002 (the "2002 Six-Month Period") and the six months ended September 30, 2001 (the "2001 Six-Month Period"):

                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                       ----------------------------------       ---------------------------------
                                           2002                 2001                2002                2001
                                           ----                 ----                ----                ----
                                                                (Dollars in thousands)
SALES:

  Print                                $     115,020              114,882             227,595             234,134
  American Color                              15,056               18,173              29,936              37,393
  Other (a)                                      946                  685               1,672               2,328
                                       -------------        -------------       -------------       -------------
     Total                             $     131,022              133,740             259,203             273,855

GROSS PROFIT:
  Print                                $      13,539               13,925              30,668              29,279
  American Color                               3,820                4,491               7,331               9,639
  Other (a)                                        2                 (336)               (242)                 72
                                       -------------        -------------       -------------       -------------
     Total                             $      17,361               18,080              37,757              38,990

GROSS MARGIN:
  Print                                         11.8%                12.1%               13.5%               12.5%
  American Color                                25.4%                24.7%               24.5%               25.8%
     Total                                      13.3%                13.5%               14.6%               14.2%

OPERATING INCOME (LOSS):
  Print                                $       8,297                9,334              20,500              20,996
  American Color                               1,547                1,796               2,989               4,594
  Other (a) (b)                               (1,171)              (2,035)             (2,318)             (3,108)
                                       -------------        -------------       -------------       -------------
     Total                             $       8,673                9,095              21,171              22,482

(a) Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b) Also includes corporate general and administrative expenses, and amortization expense.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

PRINT

SALES. In the 2002 Six-Month Period, print sales decreased $6.5 million to $227.6 million from $234.1 million in the 2001 Six-Month Period. The decrease in the 2002 Six-Month Period is primarily attributable to the impact of decreased paper prices and an increase in customer supplied paper. These decreases were offset in part by an approximate 8% increase in print production volume.

In the 2002 Three-Month Period, print sales increased $0.1 million to $115.0 million from $114.9 million in the 2001 Three-Month Period. The increase in the 2002 Three-Month Period is primarily attributable to an approximate 10% increase in print production volume. This increase was offset in part by the impact of decreased paper prices, certain changes in product and customer mix and an increase in customer supplied paper.

GROSS PROFIT. In the 2002 Six-Month Period, print gross profit increased $1.4 million to $30.7 million from $29.3 million in the 2001 Six-Month Period. In the 2002 Six-Month Period, print gross margin increased to 13.5% from 12.5% in the 2001 Six-Month Period. The increase in gross profit includes the increased print production volume, offset in part by the impact of competitive pricing, certain changes in product and customer mix and approximately $2.4 million of unusual expenses incurred during the 2002 Six-Month Period associated with the installation and start-up of 12 printing presses including seven presses relocated from our other print facilities. The increase in gross margin includes these items and the impact of decreased paper prices and increased levels of customer supplied paper reflected in sales.

In the 2002 Three-Month Period, print gross profit decreased $0.4 million to $13.5 million from $13.9 million in the 2001 Three-Month Period. In the 2002 Three-Month Period, print gross margin decreased to 11.8% from 12.1% in the 2001 Three-Month Period. The decrease in gross profit includes the impact of competitive pricing, certain changes in product and customer mix and $2.4 million of unusual expenses incurred during the 2002 Three-Month Period associated with the installation and start-up of 12 printing presses, including seven presses relocated from our other print facilities. These decreases in gross profit were offset in part by the increased print production volume. The decrease in gross margin includes these items and the impact of decreased paper prices and increased levels of customer supplied paper reflected in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the 2002 Six-Month Period, print selling, general and administrative expenses increased $1.9 million to $10.2 million, or 4.5% of print sales, from $8.3 million, or 3.5% of print sales in the 2001 Six-Month Period. The increase in the 2002 Six-Month Period includes the impact of increases in various selling expense categories and other employee related expenses.

In the 2002 Three-Month Period, print selling, general and administrative expenses increased $0.6 million to $5.2 million, or 4.6% of print sales, from $4.6 million, or 4.0% of print sales in the 2001 Three-Month Period. The increase in the 2002 Three-Month Period primarily includes the impact of increases in various selling expense categories.

OPERATING INCOME. As a result of the factors discussed above, print operating income decreased to $20.5 million in the 2002 Six-Month Period from $21.0 million in the 2001 Six-Month Period and decreased to $8.3 million in the 2002 Three-Month Period from $9.3 million in the 2001 Three-Month Period.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

AMERICAN COLOR (Premedia Services)

SALES. In the 2002 Six-Month Period, American Color's sales decreased $7.5 million to $29.9 million from $37.4 million in the 2001 Six-Month Period. The decrease in the 2002 Six-Month Period was primarily the result of reduced premedia production volume associated with weak market conditions, including the impact of certain premedia facility closures.

In the 2002 Three-Month Period, American Color's sales decreased $3.1 million to $15.1 million from $18.2 million in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period was primarily the result of reduced premedia production volume associated with weak market conditions, including the impact of certain premedia facility closures.

GROSS PROFIT. In the 2002 Six-Month Period, American Color's gross profit decreased $2.3 million to $7.3 million from $9.6 million in the 2001 Six-Month Period. In the 2002 Six-Month Period, American Color's gross margin decreased to 24.5% from 25.8% in the 2001 Six-Month Period. The decreases in gross profit and gross margin for the 2002 Six-Month Period are primarily the result of reduced premedia production volume, offset in part by reduced manufacturing costs related to various cost containment programs.

In the 2002 Three-Month Period, American Color's gross profit decreased $0.7 million to $3.8 million from $4.5 million in the 2001 Three-Month Period. In the 2002 Three-Month Period, American Color's gross margin increased to 25.4% from 24.7% in the 2001 Three-Month Period. The decrease in gross profit for the 2002 Three-Month Period is primarily the result of reduced premedia production volume, offset in part by reduced manufacturing costs related to various cost containment programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In the 2002 Six-Month Period, American Color's selling, general and administrative expenses decreased $0.7 million to $4.3 million, or 14.5% of American Color's sales, from $5.0 million, or 13.5% of American Color's sales in the 2001 Six-Month Period. The decrease in the 2002 Six-Month Period is primarily attributable to decreased selling expenses.

In the 2002 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.4 million to $2.3 million, or 15.1% of American Color's sales, from $2.7 million, or 14.8% of American Color's sales in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period is primarily attributable to decreased selling expenses.

OPERATING INCOME. As a result of the factors discussed above, American Color's operating income decreased to $3.0 million in the 2002 Six-Month Period from $4.6 million in the 2001 Six-Month Period and decreased to $1.5 million in the 2002 Three-Month Period from $1.8 million in the 2001 Three-Month Period.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

OTHER OPERATIONS

Other operations consist primarily of revenues and expenses associated with Digiscope and corporate general, administrative and other expenses, including amortization expense. In the 2002 Six-Month Period, operating losses from other operations improved to a loss of $2.3 million from a loss of $3.1 million in the 2001 Six-Month Period. In the 2002 Three-Month Period, operating losses from other operations improved to a loss of $1.2 million from a loss of $2.0 million in the 2001 Three-Month Period. Included in the 2002 Six-Month Period is a reduction in goodwill amortization expense of $1.5 million, offset in part by increased operating losses at Digiscope of $0.3 million and increased corporate general and administrative expenses. Included in the 2002 Three-Month Period is a reduction in goodwill amortization expense of $0.8 million and decreased operating losses at Digiscope of $0.3 million, offset by increased corporate general and administrative expenses. See discussion of goodwill amortization below.

Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002 ("Fiscal Year 2002"). Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, we adopted SFAS 142 on April 1, 2002. As a result, we did not amortize goodwill during the 2002 Six-Month Period. In the 2001 Six-Month Period, goodwill amortization expense within other operations was $1.5 million and in the 2001 Three-Month Period goodwill amortization expense within other operations was $0.8 million. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in fiscal year ending March 31, 2003 ("Fiscal Year 2003"). In the 2002 Three-Month Period, we performed the initial assessment of impairment and noted no impairment. We expect to perform the first of the required annual impairment tests of goodwill during the three months ending December 31, 2002. We do not anticipate that these tests will have a material effect on our results of operations or financial position.

INTEREST EXPENSE

In the 2002 Six-Month Period, interest expense decreased to $14.3 million from $15.4 million in the 2001 Six-Month Period and in the 2002 Three-Month Period interest expense decreased to $7.1 million from $7.7 million in the 2001 Three-Month Period. This decrease reflects both lower levels of indebtedness and lower borrowing costs.

OTHER, NET

In the 2002 Six-Month Period, Other, net increased to expense of $0.4 million from expense of $0.1 million in the 2001 Six-Month Period and in both the 2002 Three-Month Period and the 2001 Three-Month Period, Other, net was $0.2 million expense.

INCOME TAXES

In the 2002 Six-Month Period, income tax expense decreased to $0.9 million from $1.1 million in the 2001 Six-Month Period. Income tax expense was $0.3 million in both the 2002 Three-Month Period and the 2001 Three-Month Period. The decrease in the 2002 Six-Month Period is primarily due to lower amounts of U.S. and foreign taxable income, offset in part by a decreased reduction in the valuation allowance. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2002 Six-Month Period and the 2002 Three-Month Period, there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

                               ACG HOLDINGS, INC.
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

NET INCOME

As a result of the factors discussed above, net income decreased to $5.6 million in the 2002 Six-Month Period from $6.0 million in the 2001 Six-Month Period and in the 2002 Three-Month Period, net income increased to $1.1 million from $0.9 million in the 2001 Three-Month Period.

LIQUIDITY AND CAPITAL RESOURCES

We have a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement") that provides for:

         (1) a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),

         (2) a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and

         (3) a revolving credit facility providing for a maximum of $70 million borrowing availability, subject to certain customary conditions, maturing on March 31, 2004, including up to $40 million for letters of credit (the "Revolving Credit Facility").

At September 30, 2002, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $30.2 million and additional borrowing availability of approximately $35.8 million.

At September 30, 2002, $6.3 million of the A Term Loan Facility and $35.1 million of the B Term Loan Facility remained outstanding. The scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of Fiscal Year 2003 are $2.1 million and $0.2 million, respectively. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of Fiscal Year 2003 are approximately $4.4 million and $1.3 million, respectively.

During the 2002 Six-Month Period, we repurchased in the open market, an aggregate principal amount of $1.7 million of our 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for approximately $1.7 million.

During the 2002 Six-Month Period, we primarily used net cash provided by operating activities of $20.9 million, net revolver borrowings of $9.3 million, the $4.5 million cash balance from March 31, 2002 and $0.1 million of proceeds from the sale of fixed assets to fund the following expenditures:

         (1) $14.0 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $4.0 million and repurchase of the Notes of $1.7 million), and

         (2)      $20.8 million in cash capital expenditures.

Our cash-on-hand of approximately $5.9 million is presented net of outstanding checks within trade accounts payable at September 30, 2002. Accordingly, cash is presented at a balance of $0 in the September 30, 2002 balance sheet. We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that full year Fiscal Year 2003 cash capital expenditures will be approximately $28.3 million and equipment acquired under capital leases will be approximately $0.7 million.

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

                               ACG HOLDINGS, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

At September 30, 2002, we had total indebtedness, including capital lease obligations, of $249.1 million, as compared to $256.3 million at September 30, 2001, representing a net reduction in total indebtedness of $7.2 million. Of the total debt outstanding at September 30, 2002, $50.8 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 4.1%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At September 30, 2002, we had indebtedness other than obligations under the Bank Credit Agreement of $198.3 million (including $170.1 million of the Notes).

We are currently in compliance with the financial covenants contained in the Bank Credit Agreement. We are, however, currently projecting that we will be unable to meet the required Minimum EBITDA covenant level included within the Bank Credit Agreement beginning in the quarter ending March 31, 2003 and continuing through the quarter ending September 30, 2003. EBITDA includes the impact of certain unusual expenses associated with our capacity expansion efforts, including the start-up of 12 printing presses, five of which were recently purchased and seven relocated from our other printing facilities.

We have initiated discussions with the banks to seek the appropriate amendment to the Minimum EBITDA covenant levels within the Bank Credit Agreement. In the absence of such an amendment, a breach of financial covenants would constitute an event of default under the Bank Credit Agreement, which would permit our banks to accelerate the maturity of the indebtedness thereunder, prohibit borrowing under our Revolving Credit Facility and to enforce their security interests in our assets. An acceleration under the Bank Credit Agreement which could result from a default thereunder would result in a default under the indenture related to the Notes. Although no assurances can be given that the banks will grant such amendment, we believe we will be successful in obtaining the necessary amendment to the Bank Credit Agreement.

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

EBITDA

                       THREE MONTHS ENDED SIX MONTHS ENDED
                          SEPTEMBER 30,      SEPTEMBER 30,
                       ------------------   -----------------
                         2002      2001      2002      2001
                         ----      ----      ----      ----
                             (Dollars in thousands)

EBITDA:
  Print              $  12,923    14,809    29,849    31,849
  American Color         2,580     3,162     5,096     7,358
  Other (a)             (1,057)   (1,039)   (2,081)   (1,123)
                     ---------    ------    ------    ------
    Total            $  14,446    16,932    32,864    38,084

EBITDA MARGIN:
  Print                   11.2%     12.9%     13.1%     13.6%
  American Color          17.1%     17.4%     17.0%     19.7%
    Total                 11.0%     12.7%     12.7%     13.9%

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

                               ACG HOLDINGS, INC.
                                     Part I

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant changes since March 31, 2002. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                               ACG HOLDINGS, INC.
                            Part II Other Information

ITEM 1.  (a)  LEGAL PROCEEDINGS

         Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities

         During the third quarter of fiscal year ended March 31, 2000, certain officers exercised options to purchase an aggregate of 1,106 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

            Exhibit No.    Description
            -----------    -----------
            12.1           Statement Re: Computation of Ratio of Earnings to
                           Fixed Charges

            99.1           Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to 18 U.S.C. Section 1350

         (b)  Reports on Form 8-K

              Form 8-K filed with Securities Exchange Commission on July 16, 2002 under Item 5 to announce Holdings' financial results for the three months ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

                                 ACG Holdings, Inc.
                                 American Color Graphics, Inc.

Date:  November 13, 2002          By  /s/ Joseph M. Milano
                                      ---------------------------
                                  Joseph M. Milano

                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Authorized Officer and
                                  Principal Financial Officer)

Date:  November 13, 2002          By  /s/ Patrick W. Kellick
                                      ----------------------------
                                  Patrick W. Kellick

                                  Senior Vice President/Corporate Controller and Assistant Secretary
                                  (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Stephen M. Dyott, Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ACG Holdings, Inc. and American Color Graphics, Inc., collectively (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                        /s/  Stephen M. Dyott
                                                ----------------------------
                                                     Stephen M. Dyott
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Joseph M. Milano, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of ACG Holdings, Inc. and American Color Graphics, Inc., collectively (the "Company");

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                        /s/  Joseph M. Milano
                                                ----------------------------
                                                     Joseph M. Milano
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.      Description                                                                     Page
-----------      -----------                                                                     ----
12.1             Statement Re: Computation of Ratio of Earnings to Fixed Charges                  29

99.1             Certification of Chief Executive Officer and Chief Financial Officer
                 Pursuant to 18 U.S.C. Section 1350                                               30