Form 10-Q
period 2002-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2003-02-14
CIK 856710, 856709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-97090

ACG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1395968 (I.R.S. Employer Identification Number)
100 Winners Circle Brentwood, Tennessee 37027 (615) 377-0377 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

AMERICAN COLOR GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1003976 (I.R.S. Employer Identification Number)
100 Winners Circle Brentwood, Tennessee 37027 (615) 377-0377 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        ACG Holdings, Inc. has 163,411 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2003 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$0	4,547
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,474 and $2,557 at December 31, 2002 and March 31, 2002, respectively	54,615	50,870
Other	3,001	3,075

Total receivables	57,616	53,945
Inventories	12,592	9,137
Deferred income taxes	7,564	7,564
Prepaid expenses and other current assets	4,846	3,839

Total current assets	82,618	79,032
Property, plant and equipment	317,704	303,166
Less accumulated depreciation	(187,170)	(180,676)

Net property, plant and equipment	130,534	122,490
Excess of cost over net assets acquired, less accumulated amortization of $53,274 at December 31, 2002 and March 31, 2002	66,548	66,548
Other assets	11,571	12,443

Total assets	$291,271	280,513

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	December 31, 2002	March 31, 2002
	(Unaudited)
Liabilities and Stockholders' Deficit
Current liabilities:
Current installments of long-term debt and capitalized leases	$29,500	19,946
Trade accounts payable	43,831	25,906
Accrued expenses	31,871	34,045

Total current liabilities	105,202	79,897
Long-term debt and capitalized leases, excluding current installments	216,723	232,846
Deferred income taxes	3,008	2,933
Other liabilities	54,264	60,857

Total liabilities	379,197	376,533
Commitments and contingencies (Note 5)
Stockholders' deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 163,411 and 143,399 shares issued and outstanding at December 31, 2002 and March 31, 2002, respectively	2	1
Preferred stock, $.01 par value, 15,823 shares authorized, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,551 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	58,672	58,500
Accumulated deficit	(132,538)	(140,340)
Other accumulated comprehensive loss, net of tax	(14,062)	(14,181)

Total stockholders' deficit	(87,926)	(96,020)

Total liabilities and stockholders' deficit	$291,271	280,513

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2002	2001
Sales	$142,565	147,290
Cost of sales	123,482	125,624

Gross profit	19,083	21,666
Selling, general and administrative expenses	9,263	9,128
Amortization of goodwill	—	753

Operating income	9,820	11,785
Other expense (income):
Interest expense	7,149	7,325
Interest income	(6)	(30)
Other, net	38	272

Total other expense	7,181	7,567

Income before income taxes	2,639	4,218
Income tax expense	418	586

Net income	$2,221	3,632

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Income
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Sales	$401,768	421,145
Cost of sales	344,928	360,489

Gross profit	56,840	60,656
Selling, general and administrative expenses	25,849	24,106
Amortization of goodwill	—	2,283

Operating income	30,991	34,267
Other expense (income):
Interest expense	21,454	22,735
Interest income	(83)	(105)
Other, net	485	333

Total other expense	21,856	22,963

Income before income taxes	9,135	11,304
Income tax expense	1,333	1,687

Net income	$7,802	9,617

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows provided (used) by operating activities:
Net income	$7,802	9,617
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,662	20,340
Amortization of goodwill and other assets	411	3,199
Amortization of deferred financing costs	1,175	1,060
Decrease (increase) in working capital and other	825	(9,153)

Net cash provided by operating activities	27,875	25,063
Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(24,944)	(11,709)
Proceeds from sales of property, plant and equipment	297	382
Other	(18)	(115)

Net cash used by investing activities	(24,665)	(11,442)
Cash flows provided (used) by financing activities:
Repayment of long-term debt, net	(11,128)	(7,877)
Net increase in revolver borrowings	10,731	—
Repayment of capital lease obligations	(6,899)	(5,590)
Payment of deferred financing costs, net	(458)	(163)
Other, net	(3)	(13)

Net cash used by financing activities	(7,757)	(13,643)
Effect of exchange rates on cash and cash equivalents	0	22

Net change in cash	(4,547)	—
Cash:
Beginning of period	4,547	—

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$725	7,779

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

1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 2002 and the Company's Post-Effective Amendment No. 8 to Registration Statement No. 33-97090 on Form S-1.

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.    Inventories

        The components of inventories are as follows (in thousands):

	December 31, 2002	March 31, 2002
Paper	$10,308	7,158
Ink	166	169
Supplies and other	2,118	1,810

Total inventories	$12,592	9,137

3.    Notes Payable and Long-Term Debt

        The Company is currently in compliance with the financial covenants contained in the bank credit agreement, as amended.

4.    Comprehensive Income

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income. Total comprehensive income for the three and nine months ended December 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net income	$2,221	3,632	7,802	9,617
Foreign currency translation adjustment	(67)	(185)	119	(246)
Minimum pension liability	—	—	—	(179)

Total comprehensive income	$2,154	3,447	7,921	9,192

5.    Commitments and Contingencies

        The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has consulting agreements with two former employees. The aggregate commitment for future compensation at December 31, 2002, excluding bonuses, was approximately $2.5 million.

        In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 2002 is $30.6 million and is included within Other liabilities in the Company's condensed consolidated balance sheet.

        Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its condensed consolidated balance sheet at December 31, 2002. The Company believes this amount is adequate to cover such liability.

        The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the condensed consolidated financial statements of the Company.

6.    Restructuring Costs

        In January 2002, the Company's Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of a print facility in Hanover, Pennsylvania and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel. These combined actions resulted in the elimination of 189 positions within the Company.

        As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statement of income in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

        The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2002 (in thousands):

	03/31/02 Restructuring Reserve	Current Nine Months Payments	12/31/02 Restructuring Reserve
Severance and other employee costs	$3,519	(1,982)	1,537
Lease termination costs	1,289	(561)	728
Other costs	423	(350)	73

	$5,231	(2,893)	2,338

        As of December 31, 2002, the Company believes the restructuring reserve of approximately $2.3 million is adequate. The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. The Company anticipates that approximately $0.6 million of the remaining costs will be paid before March 31, 2003, and the remainder of the costs will be paid by March 31, 2004. These costs will be funded through cash generated from operations and borrowings under the Company's revolving credit facility.

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

        The accounting policies of each of the segments are the same as those used by the Company in its consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation, amortization and other expense (income). The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

        The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Nine Months Ended December 31, 2002
Segment revenues	$354,576	44,868	2,324	401,768
EBITDA	$43,869	8,488	(3,293)	49,064
Depreciation and amortization	14,573	3,192	308	18,073
Interest expense	—	—	21,454	21,454
Interest income	—	—	(83)	(83)
Other, net	179	234	72	485

Income (loss) before income taxes	$29,117	5,062	(25,044)	9,135
Total assets	$259,458	18,802	13,011	291,271
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$24,005	1,664	—	25,669

Nine Months Ended December 31, 2001
Segment revenues	$364,141	54,225	2,779	421,145
EBITDA	$50,117	10,027	(2,338)	57,806
Depreciation and amortization	16,525	4,045	2,969	23,539
Interest expense	—	—	22,735	22,735
Interest income	—	—	(105)	(105)
Other, net	3	277	53	333

Income (loss) before income taxes	$33,589	5,705	(27,990)	11,304
Total assets	$256,736	24,051	15,329	296,116
Total goodwill	$65,176	2,101	—	67,277
Total capital expenditures	$17,317	1,932	239	19,488

Three Months Ended December 31, 2002
Segment revenues	$126,981	14,932	652	142,565
EBITDA	$14,020	3,392	(1,212)	16,200
Depreciation and amortization	5,224	1,085	71	6,380
Interest expense	—	—	7,149	7,149
Interest income	—	—	(6)	(6)
Other, net	(22)	50	10	38

Income (loss) before income taxes	$8,818	2,257	(8,436)	2,639
Total assets	$259,458	18,802	13,011	291,271
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$3,549	550	—	4,099

Three Months Ended December 31, 2001
Segment revenues	$130,007	16,832	451	147,290
EBITDA	$18,268	2,669	(1,215)	19,722
Depreciation and amortization	5,672	1,281	984	7,937
Interest expense	—	—	7,325	7,325
Interest income	—	—	(30)	(30)
Other, net	(21)	82	211	272

Income (loss) before income taxes	$12,617	1,306	(9,705)	4,218
Total assets	$256,736	24,051	15,329	296,116
Total goodwill	$65,176	2,101	—	67,277
Total capital expenditures	$2,664	400	8	3,072

8.    Impact of Recently Issued Accounting Pronouncements

        Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 142 on April 1, 2002. For the nine-month period ended December 31, 2001, excluding the effect of goodwill amortization, operating income and net income would have been $36.6 million and $11.9 million, respectively. In the quarter ended December 31, 2001, excluding the effect of goodwill amortization, operating income and net income would have been $12.5 million and $4.4 million, respectively. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in the fiscal year ending March 31, 2003. In the quarter ended September 30, 2002, the Company performed its initial assessment of impairment as of April 1, 2002 and noted no impairment. The Company performed the first of the required annual impairment tests of goodwill as of December 31, 2002 and noted no impairment.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which provides clarifications of certain implementation issues within Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 144 on April 1, 2002. The adoption of SFAS 144 has not had a material effect on the Company's results of operations or financial position.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost (as generally defined in EITF 94-3) was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In compliance with this pronouncement, the Company adopted SFAS 146 on January 1, 2003. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on the Company's results of operations or financial position.

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

Special Note Regarding Forward Looking Statements

        This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of our control, including, but not limited to:

  •
  a failure to achieve improvements in operating efficiency or income from the consolidation of our operations,

  •
  fluctuations in the cost of paper and other raw materials used,

  •
  changes in the advertising and print markets,

  •
  actions by our competitors, particularly with respect to pricing,

  •
  the financial condition of our customers,

  •
  our financial condition and liquidity,

  •
  the general condition of the United States economy,

  •
  demand for our products and services, and

  •
  the matters set forth in this Report generally.

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

        The following table, including certain reclassifications in prior year results to conform with current year presentation, summarizes our results of operations for the three months ended December 31, 2002 (the "2002 Three-Month Period"), the three months ended December 31, 2001 (the "2001 Three-Month Period"), the nine months ended December 31, 2002 (the "2002 Nine-Month Period") and the nine months ended December 31, 2001 (the "2001 Nine-Month Period"):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
		(Dollars in thousands)
Sales:
Print	$126,981	130,007	354,576	364,141
American Color	14,932	16,832	44,868	54,225
Other(a)	652	451	2,324	2,779

Total	$142,565	147,290	401,768	421,145
Gross Profit:
Print	$15,026	18,258	45,694	47,537
American Color	4,145	3,876	11,476	13,515
Other(a)	(88)	(468)	(330)	(396)

Total	$19,083	21,666	56,840	60,656
Gross Margin:
Print	11.8%	14.0%	12.9%	13.1%
American Color	27.8%	23.0%	25.6%	24.9%
Total	13.4%	14.7%	14.2%	14.4%
Operating Income (Loss):
Print	$8,796	12,596	29,296	33,592
American Color	2,307	1,388	5,296	5,982
Other(a)(b)	(1,283)	(2,199)	(3,601)	(5,307)

Total	$9,820	11,785	30,991	34,267

(a)
Other operations primarily include revenues and expenses associated with Digiscope, our digital visual effects operation.

(b)
Also includes corporate general and administrative expenses, and amortization expense.

Print

        Sales.    In the 2002 Nine-Month Period, print sales decreased $9.5 million to $354.6 million from $364.1 million in the 2001 Nine-Month Period. The decrease in the 2002 Nine-Month Period is primarily attributable to the impact of decreased paper prices and an increase in customer supplied paper. These decreases were offset in part by an approximate 7% increase in print production volume.

        In the 2002 Three-Month Period, print sales decreased $3.0 million to $127.0 million from $130.0 million in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period is primarily attributable to the impact of decreased paper prices, an increase in customer supplied paper and certain changes in product and customer mix. These decreases were offset in part by an approximate 6% increase in print production volume.

        Gross Profit.    In the 2002 Nine-Month Period, print gross profit decreased $1.8 million to $45.7 million from $47.5 million in the 2001 Nine-Month Period. In the 2002 Nine-Month Period, print gross margin decreased to 12.9% from 13.1% in the 2001 Nine-Month Period. The decrease in gross profit includes certain expenses incurred during the 2002 Nine-Month Period associated with the installation and start-up of 12 printing presses including seven presses relocated from our other print facilities, the impact of competitive pricing and certain changes in product and customer mix. These decreases were offset in part by the increased print production volume. The decrease in gross margin includes these items offset in part by the impact of decreased paper prices and increased levels of customer supplied paper reflected in sales.

        In the 2002 Three-Month Period, print gross profit decreased $3.3 million to $15.0 million from $18.3 million in the 2001 Three-Month Period. In the 2002 Three-Month Period, print gross margin decreased to 11.8% from 14.0% in the 2001 Three-Month Period. The decrease in gross profit includes certain expenses incurred during the 2002 Three-Month Period associated with the installation and start-up of 12 printing presses including seven presses relocated from our other print facilities, the impact of competitive pricing and certain changes in product and customer mix. These changes were offset in part by the increased print production volume. The decrease in gross margin includes these items, offset in part by the impact of decreased paper prices and increased levels of customer supplied paper reflected in sales.

        Selling, General and Administrative Expenses.    In the 2002 Nine-Month Period, print selling, general and administrative expenses increased $2.5 million to $16.4 million, or 4.6% of print sales, from $13.9 million, or 3.8% of print sales in the 2001 Nine-Month Period. The increase in the 2002 Nine-Month Period includes the impact of increased selling and selling related expenses and various other employee related administrative cost increases.

        In the 2002 Three-Month Period, print selling, general and administrative expenses increased $0.5 million to $6.2 million, or 4.9% of print sales, from $5.7 million, or 4.4% of print sales in the 2001 Three-Month Period. The increase in the 2002 Three-Month Period includes the impact of increased selling and selling related expenses and various other employee related administrative cost increases.

        Operating Income.    As a result of the factors discussed above, print operating income decreased to $29.3 million in the 2002 Nine-Month Period from $33.6 million in the 2001 Nine-Month Period and decreased to $8.8 million in the 2002 Three-Month Period from $12.6 million in the 2001 Three-Month Period.

American Color (Premedia Services)

        Sales.    In the 2002 Nine-Month Period, American Color's sales decreased $9.3 million to $44.9 million from $54.2 million in the 2001 Nine-Month Period. The decrease in the 2002 Nine-Month Period was primarily the result of reduced premedia production volume associated with weak market conditions in this segment, including the impact of certain premedia facility closures.

        In the 2002 Three-Month Period, American Color's sales decreased $1.9 million to $14.9 million from $16.8 million in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period was primarily the result of reduced premedia production volume associated with weak market conditions in this segment, including the impact of certain premedia facility closures.

        Gross Profit.    In the 2002 Nine-Month Period, American Color's gross profit decreased $2.0 million to $11.5 million from $13.5 million in the 2001 Nine-Month Period. In the 2002 Nine-Month Period, American Color's gross margin increased to 25.6% from 24.9% in the 2001 Nine-Month Period. The decrease in gross profit for the 2002 Nine-Month Period is primarily the result of the reduced premedia production volume, offset in part by reduced manufacturing costs related to various cost containment programs and certain premedia facility closures.

        In the 2002 Three-Month Period, American Color's gross profit increased $0.2 million to $4.1 million from $3.9 million in the 2001 Three-Month Period. In the 2002 Three-Month Period, American Color's gross margin increased to 27.8% from 23.0% in the 2001 Three-Month Period. The increases in gross profit and gross margin for the 2002 Three-Month Period are primarily the result of reduced manufacturing costs related to various cost containment programs and certain premedia facility closures. These increases were offset in part by reduced premedia production volume.

        Selling, General and Administrative Expenses.    In the 2002 Nine-Month Period, American Color's selling, general and administrative expenses decreased $1.3 million to $6.2 million, or 13.8% of American Color's sales, from $7.5 million, or 13.9% of American Color's sales in the 2001 Nine-Month Period. The decrease in the 2002 Nine-Month Period is primarily attributable to decreased selling expenses.

        In the 2002 Three-Month Period, American Color's selling, general and administrative expenses decreased $0.7 million to $1.8 million, or 12.3% of American Color's sales, from $2.5 million, or 14.8% of American Color's sales in the 2001 Three-Month Period. The decrease in the 2002 Three-Month Period is primarily attributable to decreased selling expenses.

        Operating Income.    As a result of the factors discussed above, American Color's operating income decreased to $5.3 million in the 2002 Nine-Month Period from $6.0 million in the 2001 Nine-Month Period and increased to $2.3 million in the 2002 Three-Month Period from $1.4 million in the 2001 Three-Month Period.

Other Operations

        Other operations consist primarily of revenues and expenses associated with Digiscope and corporate general, administrative and other expenses, including amortization expense. In the 2002 Nine-Month Period, operating losses from other operations improved to a loss of $3.6 million from a loss of $5.3 million in the 2001 Nine-Month Period. In the 2002 Three-Month Period, operating losses from other operations improved to a loss of $1.3 million from a loss of $2.2 million in the 2001 Three-Month Period. Included in the 2002 Nine-Month Period is a reduction in goodwill amortization expense of $2.3 million, offset in part by increased corporate general and administrative expenses. Included in the 2002 Three-Month Period is a reduction in goodwill amortization expense of $0.8 million and decreased operating losses at Digiscope of $0.3 million. These operating loss reductions during the 2002 Three-Month Period were offset in part by increased corporate general and administrative expenses. See discussion of goodwill amortization below.

        Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002 ("Fiscal Year 2002"). Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, we adopted SFAS 142 on April 1, 2002. As a result, we did not amortize goodwill during the 2002 Nine-Month Period. In the 2001 Nine-Month Period, goodwill amortization expense within other operations was $2.3 million and in the 2001 Three-Month Period goodwill amortization expense within other operations was $0.8 million. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in pre-tax income of approximately $2.8 million in fiscal year ending March 31, 2003 ("Fiscal Year 2003"). In the quarter ended September 30, 2002, we performed the initial assessment of impairment as of April 1, 2002 and noted no impairment. We performed the first of the required annual impairment tests of goodwill as of December 31, 2002 and noted no impairment.

Interest Expense

        In the 2002 Nine-Month Period, interest expense decreased to $21.5 million from $22.7 million in the 2001 Nine-Month Period and in the 2002 Three-Month Period interest expense decreased to

$7.1 million from $7.3 million in the 2001 Three-Month Period. This decrease reflects both lower levels of indebtedness and lower borrowing costs.

Other, Net

        In the 2002 Nine-Month Period, Other, net increased to expense of $0.5 million from expense of $0.3 million in the 2001 Nine-Month Period and in the 2002 Three-Month Period, Other, net decreased to expense of less than $0.1 million from expense of $0.3 million in the 2001 Three-Month Period.

Income Taxes

        In the 2002 Nine-Month Period, income tax expense decreased to $1.3 million from $1.7 million in the 2001 Nine-Month Period. In the 2002 Three-Month Period income tax expense decreased to $0.4 million from $0.6 million in the 2001 Three-Month Period. The decrease in both the 2002 Nine-Month Period and the 2002 Three-Month Period is primarily due to lower amounts of U.S. and foreign taxable income, offset in part by a decreased reduction in the valuation allowance. Management continues to evaluate the need for a valuation allowance for deferred tax assets. In the 2002 Nine-Month Period and the 2002 Three-Month Period, there have been no changes in circumstances that would cause a change in judgment with respect to the realization of deferred tax assets in future years.

Net Income

        As a result of the factors discussed above, net income decreased to $7.8 million in the 2002 Nine-Month Period from $9.6 million in the 2001 Nine-Month Period and in the 2002 Three-Month Period, net income decreased to $2.2 million from $3.6 million in the 2001 Three-Month Period.

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

        At December 31, 2002, we had total borrowings and letters of credit outstanding under the Revolving Credit Facility of approximately $30.9 million and additional borrowing availability of approximately $17.2 million.

        At December 31, 2002, $5.3 million of the A Term Loan Facility and $35.0 million of the B Term Loan Facility remained outstanding. The scheduled A Term Loan Facility and B Term Loan Facility payments due over the remainder of Fiscal Year 2003 are $1.1 million and $0.1 million, respectively. Scheduled repayments of existing capital lease obligations and other senior indebtedness during the remainder of Fiscal Year 2003 are approximately $1.4 million and $1.1 million, respectively.

        During the 2002 Nine-Month Period, we repurchased in the open market, an aggregate principal amount of $1.7 million of our 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for approximately $1.7 million.

        During the 2002 Nine-Month Period, we used net cash provided by operating activities of $27.9 million, net revolver borrowings of $10.7 million, the $4.5 million cash balance from March 31, 2002 and $0.3 million of proceeds from the sale of fixed assets to fund the following expenditures:

  (1)
  $18.5 million in principal repayments of indebtedness and financing costs (including capital lease obligations of $6.9 million and repurchase of the Notes of $1.7 million), and

  (2)
  $24.9 million in cash capital expenditures.

        Our cash-on-hand of approximately $4.1 million is presented net of outstanding checks within trade accounts payable at December 31, 2002. Accordingly, cash is presented at a balance of $0 in the December 31, 2002 balance sheet. We plan to continue our program of upgrading our print and premedia equipment and currently anticipate that full year Fiscal Year 2003 cash capital expenditures will be approximately $28.2 million and equipment acquired under capital leases will be approximately $0.8 million.

        Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness, to the extent permitted by our Bank Credit Agreement.

        At December 31, 2002, we had total indebtedness, including capital lease obligations, of $246.2 million, as compared to $256.0 million at December 31, 2001, representing a net reduction in total indebtedness of $9.8 million. Of the total debt outstanding at December 31, 2002, $51.0 million (excluding letters of credit) was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 4.1%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At December 31, 2002, we had indebtedness other than obligations under the Bank Credit Agreement of $195.2 million (including $170.1 million of the Notes). We are currently in compliance with the financial covenants contained in the Bank Credit Agreement, as amended.

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

EBITDA

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
		(Dollars in thousands)
EBITDA:
Print	$14,020	18,268	43,869	50,117
American Color	3,392	2,669	8,488	10,027
Other (a)	(1,212)	(1,215)	(3,293)	(2,338)

Total	$16,200	19,722	49,064	57,806
EBITDA Margin:
Print	11.0%	14.1%	12.4%	13.8%
American Color	22.7%	15.9%	18.9%	18.5%
Total	11.4%	13.4%	12.2%	13.7%

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

ACG HOLDINGS, INC.

Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        There have been no significant changes since March 31, 2002. Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2002.

Item 4. Controls and Procedures.

        As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ACG HOLDINGS, INC.
Part II
Other Information

Item 1.    Legal Proceedings.

        There have been no significant changes since March 31, 2002. Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2002.

Item 2.    Changes in Securities and Use of Proceeds.

  Recent Sales of Unregistered Securities

        During the third quarter of Fiscal Year 2003, certain officers exercised options to purchase an aggregate of 20,012 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

        During the third quarter of fiscal year ended March 31, 2000, certain officers exercised options to purchase an aggregate of 1,106 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits
Exhibit No.	Description
10.1(f)	October 17, 2002, Sixth Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
10.1(g)
February 7, 2003, Seventh Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
  (b)
  Reports on Form 8-K

        None filed in the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.
Date: February 13, 2003	By:	/s/ PATRICK W. KELLICK Patrick W. Kellick Senior Vice President/Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)
Date: February 13, 2003	By:	/s/ ANGELA C. MARSHALL Angela C. Marshall Corporate Controller (Chief Accounting Officer)

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
Date: February 13, 2003	By:	/s/ STEPHEN M. DYOTT Stephen M. Dyott Chief Executive Officer

CERTIFICATIONS

I, Patrick W. Kellick, Chief Financial Officer, certify that:

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
Date: February 13, 2003	By:	/s/ PATRICK W. KELLICK Patrick W. Kellick Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description	Page
10.1	(f)	October 17, 2002, Sixth Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto	27
10.1	(g)	February 7, 2003, Seventh Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto	32
12.1		Statement Re: Computation of Ratio of Earnings to Fixed Charges	37
99.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	38

QuickLinks

INDEX
ACG HOLDINGS, INC. Condensed Consolidated Balance Sheets (In thousands)
ACG HOLDINGS, INC. Condensed Consolidated Balance Sheets (Dollars in thousands, except par values and liquidation preference)
ACG HOLDINGS, INC. Condensed Consolidated Statements of Income (In thousands) (Unaudited)
ACG HOLDINGS, INC. Condensed Consolidated Statements of Income (In thousands) (Unaudited)
ACG HOLDINGS, INC. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
ACG HOLDINGS, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
ACG HOLDINGS, INC. Management's Discussion and Analysis of Financial Condition and Results of Operations
ACG HOLDINGS, INC. Part I
ACG HOLDINGS, INC. Part II Other Information
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT INDEX