Form 10-K
period 2003-03-31
ACG HOLDINGS INC
filed 2003-06-13
CIK 856710

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 33-97090

ACG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1395968 (I.R.S. employer identification number)

100 Winners Circle, Brentwood, Tennessee (address of principal executive offices)	37027 (Zip Code)

Registrants telephone number including area code	(615) 377-0377
AMERICAN COLOR GRAPHICS, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1003976 (I.R.S. employer identification number)

100 Winners Circle, Brentwood, Tennessee (address of principal executive offices)	37027 (Zip Code)

Registrants telephone number including area code	(615) 377-0377

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        ACG Holdings, Inc. has 163,929 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2003 (all of which are privately owned and not traded on a public market).

        DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Special Note Regarding Forward Looking Statements

        This Annual Report on Form 10-K (this "Report") contains forward-looking statements within the meaning of Section 21E of the Securities Act of 1934. Discussions containing such forward-looking statements may be found in Items 1, 3, 7 and 7A hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "intends," "expects," "may," "will," "estimates," "should," "could," "anticipates," "plans," or other comparable terms. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside the control of ACG Holdings, Inc. ("Holdings"), together with its wholly-owned subsidiary, American Color Graphics, Inc. ("Graphics"), including, but not limited to:

  •
  a failure to achieve expected cost reductions or to execute other key strategies,

  •
  fluctuations in the cost of paper, ink and other key raw materials used,

  •
  changes in the advertising and print markets,

  •
  actions by our competitors, particularly with respect to pricing,

  •
  the financial condition of our customers,

  •
  downgrades of our credit ratings,

  •
  our financial condition and liquidity and our leverage and debt service obligations,

  •
  the general condition of the United States economy,

  •
  interest rate and foreign currency exchange rate fluctuations,

  •
  the level of capital resources required for our operations,

  •
  changes in the legal and regulatory environment,

  •
  demand for our products and services, and

  •
  other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.

        All forward-looking statements in this Report are qualified by these cautionary statements and are made only as of the date of this Report. We do not undertake any obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1. BUSINESS

        We are one of the leading printers of advertising inserts and newspaper products in the United States developed from a business that commenced operations in 1926. We believe our success is a result of the strong and longstanding relationships that we have developed with our customers by providing high quality, on-time and consistent solutions and our national footprint, which provides distribution efficiencies and shorter turnaround times. Customers for our print services include approximately 245 national and regional retailers and 185 newspapers. For the fiscal year ended

March 31, 2003 ("Fiscal Year 2003"), our top five print customers based on revenue were The Home Depot, Menards, Best Buy, Kohl's Department Stores and Wal-Mart.

        We are also one of the most technologically advanced providers of premedia services in the United States. Our premedia services segment, American Color, provides our customers with a complete solution for the preparation and management of materials for printing, including the capture, manipulation, transmission and distribution of images.

Industry Overview

        The printing industry in the United States consists of a broad range of segments, including commercial printing, newspapers, advertising inserts, direct mail, packaging, books, comics, magazines, catalogs, labels, forms and directories. In 2002, overall expenditures on printing in the United States exceeded $140 billion, according to the Graphic Arts Marketing Information Services, or GAMIS, a special industry group of the Printing Industries of America. A significant portion of the revenues in the U. S. printing industry result from expenditures on advertising. In 2001, the U.S. advertising industry experienced its first year-over-year decline since the mid-1940's. This decline came primarily as a result of the slowdown in the U.S. economy, the reduction in spending by Internet and other technology companies and the terrorist attacks of September 11, 2001. In 2002, overall U. S. advertising spending began to recover with an increase of 2.6% to $237 billion from the reduced levels of $231 billion in 2001. Although there can be no assurance that the growth experienced in 2002 will continue, we expect that our results will be favorably impacted by a further strengthening in advertising spending.

        Advertising Inserts.    Our principal focus is on the printing of retail advertising inserts. In Fiscal Year 2003 and in fiscal year ended March 31, 2002 ("Fiscal Year 2002"), retail advertising inserts accounted for 87% of our total print segment sales and in the fiscal year ended March 31, 2001 ("Fiscal Year 2001"), accounted for 86% of our total print segment sales. U. S. advertising spending has increased in the past 20 out of the past 21 years. Kubas Consultants, a market research and consultant firm, estimates that the volume of printed advertising inserts grew from approximately $104 billion in 1992 to approximately $142 billion in 2002, as shown in the graph below. This represents a compound annual growth of 3.1%. In 2002, we believe the spending on advertising inserts was $5.4 billion compared to $3.5 billion in 1992. We believe that very little net new production capacity has been added in the United States in the last three years.

        We believe that one of the key reasons for the significant use and growth of advertising inserts derives from the cost-effectiveness of this approach for merchants. According to Customer Concepts Inc., or CCI, an independent advertising industry research organization, advertising inserts influence buying decisions more than any other medium, including television and magazines. Overall, CCI estimates that in 2002, 86% of adults read advertising inserts, which represents an increase of five percentage points from 81% in 2000. Newspapers derive significant advertising revenue from the insertion and delivery of advertising inserts according to the Newspaper Association of America, or NAA.

        Over the past decade, customers in the advertising insert segment of the print industry, particularly large customers with a national presence, have increasingly demanded broader distribution capabilities, higher quality and greater flexibility from print service providers. This demand has resulted in two major trends in the advertising insert segment. The first of these trends is consolidation among printers. We estimate that seven companies accounted for approximately 79% of the revenues generated in this segment in 2002.

        The second major trend in the advertising insert segment has been a shift toward heatset offset, and away from coldset offset, printing technology. Heatset offset has become the dominant technology for printing advertising inserts due to its reliability, high print quality and flexibility. The plates on the heatset offset presses can be changed quickly and easily to enable the printing of many different versions of the same advertising insert, something that large national customers increasingly demand. In addition to these two trends, a third change in the market is the increasing interest of newspapers to outsource their commercial printing, inserting and product mailings. As a result of these trends, we believe that the key factors for success in the advertising insert segment of the printing industry are price, quality, reliability, national presence and proximity to customers' target markets, as well as strong customer service capabilities that foster lasting relationships.

        Premedia Services.    Premedia services consist of a number of necessary steps in the production and management of materials for printing, including the design creation and capture, manipulation, transmission and distribution of images, the majority of which leads to the production of a four-color image in a format appropriate for use by printers. We estimate that spending on premedia services in 2002 was approximately $7 billion.

        Unlike the advertising insert segment of the printing industry, the premedia services segment remains highly fragmented, with approximately 1,500 service providers and many in-house departments at larger retailers. We estimate that the top eight companies account for just 21% of the revenues generated in the premedia services segment. We believe that premedia services are increasingly becoming a part of the total mix of services that print customers demand, and most of our major competitors in the print segment offer premedia services. We believe that the key factors for success in the premedia services segment are the ability to provide comprehensive services, including both print services and managed premedia services, as well as technology leadership, which enhances customer loyalty and helps establish new print customer relationships.

Competitive Strengths

        We believe our continued success, strong customer relationships and leading market position are primarily the result of the following competitive strengths:

        Leading Provider of Print Solutions to Our Customers.    We believe our success in serving our customers results primarily from the strong relationships that we have developed with them by providing high quality print and premedia services solutions at competitive prices. We take a proactive approach in adapting our offerings to the specific needs of our customers. For instance, in our print segment, we recently acquired five printing presses and repositioned seven existing presses to ensure that we could continue to provide high quality service in the most cost effective regions for our key customers. We also provide our print customers with comprehensive post-press services, such as mailing and freight management. In our premedia services segment, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to support our print sales. We also manage 11 facilities for customers at their offices, which enable us to develop strong relationships with them. We believe that our commitment to technology leadership and our willingness to customize and improve our solutions for our customers significantly enhance our ability to develop and maintain lasting relationships.

        Strong, Diverse Customer Base.    The core of our customer base consists of growing, national companies with whom we have strong, long-standing relationships. We also have a broad customer base consisting of geographically diverse companies in a wide variety of industries. We provide printing services to 185 newspapers and approximately 245 national and regional retailers, including hardware and home improvement retailers such as The Home Depot, electronics and appliance retailers such as Best Buy, general merchandisers such as Wal-Mart, drug store chains such as Eckerd, grocery chains such as Jewel Foods, and clothing retailers such as Kohl's Department Stores. We have worked with our top ten customers for Fiscal Year 2003 for more than 12 years on average. None of these customers represent more than 10% of our sales. We believe that the quality of our credit review process and our aggressive management of our receivables has resulted in low customer write-offs as a percentage of sales. In addition, many of our print customers also use our premedia services. Overall, the customers of our premedia services segment are diverse and include large- and medium-sized companies in the retail, publishing, catalog and packaging industries.

        High Quality Assets and Investments in Technology.    We believe that our 48 web heatset offset, 11 flexographic printing and two coldset offset presses are generally among the most advanced in the industry. Through our proactive, comprehensive maintenance program, we are committed to extending the life and enhancing the reliability of these valuable assets. We also strive to incorporate new technology in our presses as it develops, and to acquire auxiliary equipment when needed, to improve our process controls and print quality, as well as to satisfy customer requirements. For example, our continued investment in pre-press, in-line and post-press technology has enabled us to strengthen existing, and develop new, partnerships with our customers. In the premedia services segment, customers are continuously seeking ways to shorten their production cycles and reduce their costs. We believe that our equipment and software are among the most advanced available and position us well to address these requirements. We continuously strive to upgrade our equipment and integrate or develop more advanced software. For example, we recently began offering our ColorSpace™ suite of services, which provides our customers with better control of color, increased process control, shorter time to market and lower production costs.

        National Footprint.    In our print division, we believe our eight printing plants in the United States and one plant in Canada form a broad and efficient production and distribution network. These plants are located within convenient distribution distance of most major cities in the United States. Over the last year, we restructured our print operations by acquiring five printing presses and repositioning seven other existing presses. The completion of this restructuring has enhanced our production and distribution network's flexibility, turnaround times and logistical capabilities, allowing us to better distribute print products nationally in a timely manner. These qualities have been and are instrumental to our continued success in serving our customers, whose demands are increasingly complex. For instance, a number of our national customers routinely use numerous versions of the same advertising insert, which are adapted by region of the country. By coupling the flexibility of our heatset offset presses with our national footprint and our logistical capabilities, we have become one of the few printers that can reliably meet the demands of our customers. In our premedia services division, we believe that our six facilities allow us to provide strong customer service nationwide. They also provide us with access to highly skilled technical personnel, provide redundancy and extra capacity during peak periods and allow for short turnaround times.

        Competitive Cost Structure.    We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our operating costs. In our print business, we have reduced and are continuing to reduce the variable and fixed costs of production at our print facilities. Over the last 2 years, we have closed one print facility and reduced headcount in our print segment by 135 while increasing our overall capacity. We have also used our economies of scale to reduce the cost of raw materials and enter into long-term agreements with our suppliers. In our premedia services business, we have reduced and are continuing to reduce manufacturing costs and selling, general and administrative expenses primarily through the application of certain digital premedia production methodologies, facility consolidation and continued cost containment.

        Strong Management Team.    The ten members of our senior management team collectively have approximately 120 years of service with us. Stephen M. Dyott, our Chairman and Chief Executive Officer, Patrick W. Kellick, our Chief Financial Officer, Timothy M. Davis, our Senior Vice President, Administration and General Counsel, Larry R. Williams, our Executive Vice President, Purchasing, Joseph M. Milano, our Executive Vice President, Retail and Newspaper Operations, Stuart R. Reeve, our President, Retail and Newspaper Services, and Kathleen A. DeKam, our President of American Color, have worked together for us as a team for over ten years. Our management team maintains a sharp focus on our customers, growth, quality and continued cost reduction, resulting in a strong competitive position and a well-defined strategy for future growth and increased cash flow.

Our Strategy

        We are committed to enhancing the strong and longstanding relationships that we have with our existing customers and to building relationships with new customers by providing high quality, on-time and consistent solutions. As we work to meet our customers' needs we are also committed to further reducing our operating costs. We believe that our focus on customers and costs will enable us to grow our revenues, improve our margins and increase our cash flow. More specifically, our strategy consists of:

        Growing Print Volumes Profitably through the Strength of our Customer Relationships.    A significant number of our major customers are growing companies with rising budgets for retail advertising inserts. We are committed to growing with our existing customers and adding new ones on a profitable basis. We will continue to focus on providing excellent customer service, high quality print and premedia services solutions and reliable delivery of materials, all of which strengthen our customer relationships. We are also actively pursuing long-term printing arrangements similar to the ones we have recently entered into.

        Improving Customer and Service Mix.    We expect to continue to adjust the mix of our customers and services within our print segment. We consistently monitor our customer and service mix to optimize profitability and asset utilization. As part of this process, we target customers who have geographic and service needs that match our capabilities. This approach allows us to provide better service to our customers, while generating higher margins. Also as part of this process, we target accounts, such as grocery and drug store chains, that generate weekly, non-seasonal demand for retail advertising insert printing services and enable us to maximize the use of our equipment throughout the year. In our premedia services division, we continue to pursue large-scale managed service opportunities, where we can work on-site with our customers to prepare materials for press, foster strong long-term relationships and enhance sales of our print solutions. We will continue to focus on high value-added, new business opportunities, particularly large-scale projects that will enable us to utilize the full breadth of the services and technologies we offer.

        Continuing to Reduce Costs.    We have a disciplined approach to cost reductions that is implemented on a plant-by-plant basis, and we are aggressively working to further reduce costs in our manufacturing operations. Our cost reduction initiatives include savings resulting from our restructuring initiatives that we put into place over the past several years and cost reductions relating to manufacturing improvements, certain employee benefit programs and procurement programs. In our premedia services business, our use of advanced technology, facility consolidation, continued cost containment and our implementation of ColorSpace™ will enable us to reduce our capital costs and improve our digital premedia workflow, which we expect to enhance the productivity of our employees in this segment. In addition, we are constantly working to further reduce our selling, general and administrative expenses.

        Expanding our Printing Solutions through Disciplined Capital Expenditures.    We are committed to providing our customers with the solutions they need at competitive prices. We will continue to be proactive in adapting our offerings to the specific needs of our customers, but we will do so only through disciplined capital expenditures. For example, in Fiscal Year 2003 we acquired five presses in good condition at attractive prices and repositioned seven existing presses. Through these acquisitions and movements of presses, we have increased our print production capacity by approximately 9% since Fiscal Year 2001. This allows us to meet the growing needs of our existing customers, along with volume requirements of new customers, thereby significantly strengthening our relationships with our customers. As a direct result of these actions, we were able to sign a ten-year service agreement with The Houston Chronicle. In the future, we will expand our production capacity through the careful addition of presses when opportunities will support such an expansion. In our premedia services segment, we believe that investments in new technology have allowed us to better market our service offerings to existing and new customers, including customers in our print segment who increasingly use shared service offerings.

Financial Information About Industry Segments

        See segment disclosure in note 16 of our consolidated financial statements appearing elsewhere in this Report.

Print Segment

        Our print business, which accounted for approximately 88%, 87% and 85% of our sales in Fiscal Years 2003, 2002 and 2001, respectively, produces advertising inserts, comics and other publications.

        Advertising Inserts.    Retail advertising inserts accounted for 87% of print sales in Fiscal Years 2003 and 2002 and 86% of print sales in Fiscal Year 2001. We believe that we are one of the largest printers of retail advertising inserts in the United States. We print retail advertising inserts for approximately 245 retailers throughout the United States. Advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer, usually for a specific sale period. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers, but are also distributed by direct mail or in-store by retailers. As a result, advertising inserts are both time sensitive and seasonal.

        Comics.    Comics accounted for 7% of print sales in Fiscal Years 2003 and 2002 and 8% of print sales in Fiscal Year 2001. We believe that we are one of the largest printers of comics in the United States. Comics consist of newspaper Sunday comics, comic insert advertising and comic books. We print Sunday comics for approximately 185 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.

        Other Publications.    Other publications, including local newspapers, TV guide listings and other publications, accounted for 6% of print sales in Fiscal Years 2003, 2002 and 2001.

        Print Production.    Our network of nine print plants in the United States and Canada is strategically well positioned to service our customers, providing us with distribution efficiencies and shorter turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. Our printing equipment currently consists of 48 heatset offset presses, two coldset offset presses and 11 flexographic presses, 55 of which we own. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our newspaper Sunday comics and comic advertising inserts are printed using the flexographic process.

        In the heatset offset process, the desired printed images are distinguished chemically from the non-image areas of a metal plate. This process allows the image area to attract solvent-based ink, which is then transferred from the plate to a rubber blanket and then to the paper surface, which we also refer to as the web. Once printed, the web goes through an oven that evaporates the solvents from the ink, thereby setting the ink on the paper. In the cold offset process, inks are set by the absorption of solvents into the paper. Due to the drying process, the heatset offset process can be utilized on a wide variety of papers. Generally, heatset offset presses have the ability to provide a more colorful and attractive product than cold offset presses.

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

        In addition to press capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folder capabilities and certain in-line and off-line finishing capabilities. Cut-off length is one of the determinants of the size of the printed page. Folder capabilities for retail advertising inserts must include a wide variety of page sizes, page counts and page layouts. Finally, some advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules required by many customers. We believe that our mix and configuration of presses and press services, allows for efficient tailoring of printing services to customers' product needs.

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

Premedia Services Segment

        Our premedia services business is conducted by our American Color division ("American Color") which accounted for approximately 12%, 13% and 14% of our Fiscal Years 2003, 2002 and 2001 sales, respectively. We believe we are one of the largest full-service providers of premedia services in the United States (based upon revenues) and a technological leader in this industry. Our premedia services business commenced operations in 1975. We provide these services nationwide within our print plants, our six stand-alone service locations and through our managed services sites, which are premedia services facilities at a customer location.

        We assist customers in the capture, manipulation, transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers as well as other forms of media. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page generated. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset management, managed services, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, desktop computer-based design and layout, and digital cameras into premedia production. For example, we recently began offering our ColorSpace™ suite of services, which provides our customers with better control of color, increased process control, shorter time to market and lower production costs.

Customers and Distribution

        Customers.    We sell our print products and services to a large number of customers, primarily retailers and newspapers. All of our products are produced in accordance with customer specifications. We perform approximately 50% of our print work, including the printing of retail advertising inserts, Sunday comics and comic books, under contracts ranging in term from one year to ten years. Many of the contracts automatically extend for one year unless there has been notice to the contrary from either of the contracting parties within a certain number of days before the end of any term. For the balance of our print work, we obtain varying time commitments from our customers ranging from job-to-job to annual allocations. Print prices are generally fixed during such commitments; however, our standard terms of trade call for the pass-through of changes in the price of raw materials, primarily paper and ink.

        Our premedia services customers consist of retailers, newspaper and magazine publishers, catalog sales organizations, printers, consumer products companies, packaging manufacturers, advertising agencies and direct mail advertisers. Our customers typically have a need for high levels of technical expertise, short turnaround times and responsive customer service. In addition to our historical regional customer base, our premedia services business is increasingly focused on larger, national accounts that have a need for a broad range of fully integrated services and communication capabilities requiring leading edge technology.

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

        No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2003. Our top ten customers accounted for approximately 50% of our consolidated sales in Fiscal Year 2003.

        Distribution.    We distribute our print products primarily by truck to customer-designated locations (primarily newspapers and customer retail stores) and via mail. Distribution costs are generally paid by the customer, and most shipping is by common carrier. Our premedia services business generally distributes its products via electronic transmission, overnight express, or other methods of personal delivery.

Sales and Marketing

        Our print and premedia services divisions each have their own highly skilled sales forces who work together to maximize our sales leverage by offering our customers multiple solutions utilizing the products and services of both our print and premedia services divisions. Each sales force is trained in the specific requirements of the market it serves to further allow us to maximize our sales success and works closely with our customers to help them successfully market their products.

        Our print division employs approximately 30 sales professionals who are divided into four groups. Three of these groups specialize in the retail marketplace, while the fourth group specializes in newspapers and comic books.

        American Color employs approximately 25 sales professionals who focus in the three markets we serve: retail; commercial, publications and catalogue; and packaging.

Competition

        Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and we compete with numerous national, regional and local printers. We believe that our largest competitors are Vertis, Inc. and Quebecor World Inc., and, to a lesser degree, R.R. Donnelley & Sons Company. A trend of industry consolidation in recent years can be attributed to customer preferences for larger printers with a greater range of services, capital requirements and competitive pricing pressures. We believe that competition in the print business is based primarily on quality and service at a competitive price.

        American Color competes with numerous premedia services firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service premedia services companies such as American Color, none of which has a significant nationwide market share.

Raw Materials

        The primary raw materials used in our print business are paper and ink. We purchase most of our ink and related products under long-term ink supply contracts. Premedia services processes include digital media, limited film usage and proofing substrate materials. In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

        Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: Spring advertising season from March to May, Back-to-School advertising season from July to August; and the Thanksgiving/Christmas advertising season from October to December. Sales of newspaper Sunday comics are not subject to significant seasonal fluctuations. Our strategy includes and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, and who utilize advertising inserts more frequently.

Backlog

        Because our print and premedia services products are required to be delivered soon after customer orders are received, we do not experience any backlog of unfilled customer orders.

Our Employees

        As of April 30, 2003, we had a total of approximately 2,465 employees. Approximately 224 employees are represented by a collective bargaining agreement that will expire on December 31, 2004. We consider our relations with our employees to be excellent.

Governmental and Environmental Regulations

        We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See "Legal Proceedings—Environmental Matters" appearing elsewhere in this Report.

ITEM 2. PROPERTIES

        We operate in 15 locations in 11 states and Canada. We own seven print plants in the United States and one in Canada and lease one print plant in California. American Color has six stand-alone production locations, all of which are leased. American Color also operates premedia services facilities on the premises of several of our customers and in each of our print plants. In addition, we maintain one small executive office in Connecticut and our headquarters facility in Brentwood, Tennessee, both of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3. LEGAL PROCEEDINGS

        We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

        Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA," also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is approximately 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, we maintain a reserve of approximately $0.1 million in connection with this liability on our consolidated balance sheet at March 31, 2003. We believe this amount is adequate to cover such liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

        There is no established public market for the common stock of either Holdings or Graphics.

  Holders

        As of May 31, 2003, there were approximately 100 record holders of Holdings' common stock. Holdings is the sole shareholder of Graphics' common stock.

  Dividends

        There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings' ability to pay dividends and Graphics' ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.

  Recent Sales of Unregistered Securities

        During the third quarter of Fiscal Year 2003, certain officers exercised options to purchase an aggregate of 20,012 shares of Holdings' common stock for $.01 /share. During the fourth quarter of Fiscal Year 2003, a former officer exercised options to purchase 518 shares of Holdings' common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are "accredited investors" as defined by the rules of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data for and as of the fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999. The balance sheet data as of March 31, 2003, 2002, 2001, 2000 and 1999 and the statements of operations data for the fiscal years ended March 31, 2003, 2002, 2001, 2000 and 1999 are derived from the audited consolidated financial statements for such periods and at such dates.

        This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements appearing elsewhere in this Report.

ACG Holdings, Inc.

Selected Financial Data

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Statements of Operations Data:
Sales	$520,305	542,421	606,039	554,282	520,343
Cost of Sales	449,063	464,340	507,116	462,782	437,946

Gross Profit	71,242	78,081	98,923	91,500	82,397
Selling, general and administrative expenses	38,223	39,069	45,304	45,416	47,478
Restructuring costs and other special charges(a)	1,722	12,920	—	—	5,464

Operating income	31,297	26,092	53,619	46,084	29,455
Interest expense, net	28,584	29,806	32,929	33,798	36,077
Other expense	1,469	637	1,194	627	1,217
Income tax expense (benefit)(b)	1,559	(5,073)	(4,927)	2,189	523

Income (loss) before extraordinary item	(315)	722	24,423	9,470	(8,362)
Extraordinary loss on early extinguishment of debt(c)	—	—	—	—	(4,106)

Net income (loss)	$(315)	722	24,423	9,470	(12,468)

Balance Sheet Data (at end of period):
Working capital (deficit)	$(29,820)	(865)	15,288	(2,973)	(5,451)
Total assets	$278,441	280,513	302,202	303,812	299,000
Long-term debt and capitalized leases, including current installments	$231,757	252,792	261,706	277,344	289,589
Stockholders' deficit	$(107,699)	(96,020)	(85,867)	(109,389)	(119,306)
Other Data:
Net cash provided by operating activities	$45,647	38,216	40,913	38,774	48,137
Net cash used by investing activities	$(27,446)	(16,493)	(19,006)	(24,145)	(10,364)
Net cash used by financing activities	$(22,680)	(17,189)	(21,968)	(14,576)	(37,812)
Capital expenditures (including lease obligations entered into)	$28,652	24,550	25,271	22,724	16,238
Ratio of earnings to fixed charges(d)	1.04x	—	1.56x	1.32x	—
Print segment VAR(e)	$217,505	215,509	234,229	228,988	206,635
Print impressions(e) (in millions)	12,888	12,004	12,853	12,705	12,038
EBITDA(f)	$54,279	56,654	87,111	79,243	61,914

NOTES TO SELECTED FINANCIAL DATA

(a)
In the fourth quarter of Fiscal Year 2003, we approved a restructuring plan for our print and American Color divisions, which was designed to improve operating efficiency and profitability. We recorded $1.2 million of costs under this plan in Fiscal Year 2003.

  In January 2002, we approved a restructuring plan for our print and American Color divisions, which was designed to improve asset utilization, operating efficiency and profitability. We recorded $8.6 million of costs under this plan in Fiscal Year 2002.

  In March 1999, we approved a restructuring plan for American Color, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. We recorded $4.6 million of costs under this plan in the fiscal year ended March 31, 1999 ("Fiscal Year 1999").

  In addition, we recorded $0.5 million, $4.3 million and $0.9 million of other special charges related to asset write-offs and write-downs in our print and American Color divisions in Fiscal Year 2003, Fiscal Year 2002 and Fiscal Year 1999, respectively. See note 14 to our consolidated financial statements appearing elsewhere in this Report for further discussion of this restructuring activity.

(b)
The valuation allowance increased by $3.5 million in Fiscal Year 2003 as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income, partially offset by a decrease in other temporary differences generating deferred tax assets.

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

(c)
As part of a refinancing transaction entered into on May 8, 1998 (the "1998 Refinancing"), we recorded an extraordinary loss related to early extinguishment of debt of $4.1 million, net of zero taxes. This extraordinary loss primarily consisted of the write-off of deferred financing costs related to refinanced indebtedness in Fiscal Year 1999.

(d)
The ratio of earnings to fixed charges is calculated by dividing earnings before fixed charges by fixed charges. Fixed charges consist of interest expense and one-third of operating lease rental expense, which is deemed to be representative of the interest factor. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and extraordinary items from fixed charges. The deficiency in earnings required to cover fixed charges for the fiscal years ended March 31, 2002 and 1999 was $4.4 million and $7.8 million, respectively.

(e)
We have included value-added revenue, or VAR, information because we use VAR as a sales measure. VAR is calculated as sales less paper costs, ink costs and subcontract costs. We generally pass these expenses through to our customers. We have also included print impressions as we use this as a measure of production throughput.

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999
Print segment VAR (in thousands)	$217,505	$215,509	$234,229	$228,988	$206,635
Print impressions (in millions)	12,888	12,004	12,853	12,705	12,038
The
following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands)
Print segment sales	$457,535	$470,802	$517,281	$470,458	$431,936
Paper, ink and subcontract costs	240,030	255,293	283,052	241,470	225,301

Print segment VAR	$217,505	$215,509	$234,229	$228,988	$206,635

(f)
We have included EBITDA because we believe that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Certain covenants in our debt agreements are based on EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net income (loss):

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

EBITDA	$54,279	56,654	87,111	79,243	61,914
Depreciation and amortization	(24,451)	(31,199)	(34,686)	(33,786)	(33,676)
Interest expense, net	(28,584)	(29,806)	(32,929)	(33,798)	(36,077)
Income tax (expense) benefit	(1,559)	5,073	4,927	(2,189)	(523)
Extraordinary loss on early extinguishment of debt	—	—	—	—	(4,106)

Net income (loss)	$(315)	722	24,423	9,470	(12,468)

  We have not added the following items back to net income in computing EBITDA:

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Restructuring Costs	$1,191	8,638	—	—	4,556
Other Special Charges	531	4,282	—	—	908
Non-Recurring Plant Consolidation Costs	—	—	—	505	657
Non-Recurring Employee Benefit and Termination Costs	—	—	—	—	501

Total	$1,722	12,920	—	505	6,622

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The most important drivers of our results of operations are:

  •
  the relationships we have developed with key long-term customers and the capital we have devoted to those relationships;

  •
  the balance between capacity and demand in our industry sector; and

  •
  our experienced management team's clear focus on servicing the retail advertising insert and newspaper markets.

        We believe that our willingness to customize and improve customer solutions and our commitment to technology leadership significantly enhances our ability to develop and maintain lasting relationships. For instance, in our print business, we recently acquired five printing presses and repositioned seven existing presses as a result of sales successes and to ensure that we would continue to provide high quality service in the most cost effective regions for our key customers. We also provide our print customers with comprehensive premedia services and solutions at both our print facilities and through our premedia services division, American Color. In the premedia services business, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to support our print sales. We also manage 11 facilities for customers at their offices, which enables us to develop strong and long-term relationships with them.

        We have experienced significant competitive pricing pressures in our industry in the past two years due to a weak retail market. We believe there has been no significant net capacity added in the industry in the past several years. As a result, as demand increases, we expect the market to regain the balance between capacity and demand. We continue to be committed to providing solutions at competitive prices. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our operating costs. In our print business, we have reduced, and are continuing to reduce, the variable and fixed costs of production through disciplined and focused cost reduction initiatives at our print facilities. In our premedia services business, we have reduced and are continuing to reduce manufacturing costs and selling, general and administrative expenses primarily through the application of certain digital premedia production methodologies, technological leadership, facility consolidation and continued cost containment initiatives.

        We are one of the leading printers of retail advertising inserts in the United States. In Fiscal Years 2003 and 2002, retail advertising inserts accounted for 87% of our total print segment sales and in Fiscal Year 2001 accounted for 86% of our total print segment sales. The focus and attention of our entire management team is dedicated to serving the retail advertising insert market. We have made and will continue to make, disciplined strategic capital investments to enable us to maintain our position as a leader in the retail advertising insert market.

        In addition to the drivers discussed above, the cost of raw materials used in our print business, which are primarily paper and ink, affects our results of operations. The cost of paper is a principal factor in our overall pricing to our customers. As a result, the level of paper costs and the proportion of paper supplied by our customers have a significant impact on our reported sales. Throughout Fiscal Year 2001, the cost of paper increased. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in demand resulted in a decline in paper prices throughout Fiscal Year 2002. During Fiscal Year 2003, paper prices were on average at lower levels than comparable periods in the prior year. In accordance with industry practice, we generally pass through to customers increases or decreases in the price of our printed products.

        Variances in gross profit margin are impacted by product and customer mix and are also affected by changes in sales resulting from changes in paper prices and changes in the level of customer supplied paper. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and the levels of customer supplied paper included within sales.

        A portion of our print and premedia services business is seasonal in nature, particularly those revenues derived from retail advertising inserts. Generally, our sales from retail advertising inserts are highest during the following advertising periods: Spring advertising season from March to May, Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of newspaper Sunday comics are not subject to significant seasonal fluctuations. Our strategy includes and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, who utilize retail advertising inserts more frequently.

Recent Performance

        During Fiscal Year 2003, we experienced increased unit volume of approximately 7.4% as a result of sales successes with a number of customer accounts. These sales successes included entering into a ten-year service contract with The Houston Chronicle, as well as sales and volume increases with some of our key existing customers. During this period, however, we conducted business in an uncertain economic climate with continued competitive pricing pressures. In addition, we experienced incremental costs associated with the addition of capacity and the repositioning of existing presses, which we undertook to accommodate new sales opportunities. These incremental costs primarily consisted of increases in labor and benefits, raw material waste, freight expenditures, subcontract costs and warehouse storage expenses. We do not expect to incur these costs on a going forward basis. Our profitability for Fiscal Year 2003 was negatively impacted as a result of both competitive pricing pressures and costs related to the movement and addition of presses. However, as a result of the press movements and additions we believe that our asset utilization has been improved.

Our Restructuring Results and Cost Reduction Initiatives

        We have successfully implemented significant cost reductions annually over the past several years. In January of 2002, we approved a restructuring plan that was designed to improve asset utilization to achieve new levels of operating efficiencies and greater profitability for our print and premedia services segments. The key initiatives under this restructuring plan included:

  •
  closing our Hanover, Pennsylvania print facility and our West Palm Beach, Florida premedia services facility;

  •
  downsizing our Buffalo, New York premedia services facility; and

  •
  eliminating certain administrative positions.

        These actions resulted in the elimination of 189 positions within our company.

        A large portion of work performed at the closed and downsized facilities, as well as the equipment removed from those facilities, was reallocated to our other print and premedia services facilities. These restructuring initiatives led to increased sales and allowed us to improve our overall asset utilization. Profitability was improved as a result of the reduction in overhead costs while we continued to service our print customers and many of premedia services customers from the closed and downsized facilities at our other print and premedia services facilities.

        In the fourth quarter of Fiscal Year 2003, we implemented a restructuring plan designed to further improve profitability. We closed our premedia services facility in Nashville, Tennessee, which allowed us to reallocate certain employees and equipment from that facility to our other facilities. This plan resulted in the elimination of 30 positions within our company, which has further decreased our manufacturing and overhead costs.

        In summary, our restructuring initiatives since January 2002 have resulted in the elimination of approximately 219 positions within our company, the closure of one print facility and two premedia services facilities and the downsizing of one other premedia services facility. As a result of these actions we recognized restructuring expenses of $8.6 million and $1.2 million in Fiscal Years 2002 and 2003, respectively. In Fiscal Years 2002 and 2003, we also recorded impairment charges of $4.3 million and $0.5 million, respectively, to reflect the abandonment of certain assets within our company. We expect to pay approximately $2.4 million of the accrued restructuring costs during the fiscal year ended March 31, 2004 ("Fiscal Year 2004") and the remainder, approximately $0.6 million, in the fiscal year ended March 31, 2005 ("Fiscal Year 2005"). See note 14 to our consolidated financial statements appearing elsewhere in this Report.

        Consistent with our ongoing business strategy, we will continue to focus on reducing our productions costs:

  •
  In January 2002, we approved a restructuring plan designed to improve asset utilization, operating efficiency and profitability.

  •
  In the fourth quarter of Fiscal Year 2003, we implemented various cost reduction initiatives that we expect will generate incremental cost savings. These initiatives include revisions in various procurement and employee benefit programs.

  •
  We are in the process of implementing additional cost reduction initiatives that we believe will generate additional savings in Fiscal Year 2004. These additional initiatives will include process improvements and targeted cost reduction programs at our print facilities, which will result in lower fixed and variable manufacturing expenses.

Certain of the cost reductions anticipated for Fiscal Year 2004 will not have recurring benefits in future periods. However, as part of our strategy, we intend to seek to implement additional cost reduction initiatives in the future. We estimate that certain of our costs and expenses will increase and partially offset savings from our cost reduction initiatives. Although we expect competitive pricing pressure to impact our revenue growth in Fiscal Year 2004, we believe that, as a result of our cost reduction initiatives, our profitability in Fiscal Year 2004 will improve over Fiscal Year 2003.

Historical Results of Operations

        The following table summarizes our historical results of continuing operations for Fiscal Years 2003, 2002 and 2001. Certain prior period information has been reclassified to conform to current period presentation for both print and American Color.

	Fiscal Year Ended March 31,
	2003	2002	2001
	(Dollars in thousands)
Sales
Print	$457,535	470,802	517,281
American Color	59,604	68,406	82,740
Other (a)	3,166	3,213	6,018

Total	$520,305	542,421	606,039

Gross Profit
Print	$54,688	61,749	74,609
American Color	16,956	17,162	24,064
Other (a)	(402)	(830)	250

Total	$71,242	78,081	98,923

Gross Margin
Print	12.0%	13.1%	14.4%
American Color	28.5%	25.1%	29.1%
Total	13.7%	14.4%	16.3%
Operating Income (Loss)
Print (b)	$29,862	30,224	49,782
American Color (b)	6,267	3,729	11,545
Other (a) (c)	(4,832)	(7,861)	(7,708)

Total	$31,297	26,092	53,619

(a)
Other operations primarily include revenues and expenses associated with our digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. Digiscope's sales for Fiscal Years 2003, 2002, and 2001 were the amounts in Other in the table above. Digiscope's gross profit (loss) for Fiscal Years 2003, 2002 and 2001 was ($0.4) million, ($0.8) million and $0.2 million, respectively. Operating loss for Digiscope in the Fiscal Years 2003, 2002 and 2001 was ($1.0) million, ($1.4) million and ($0.6) million, respectively.

(b)
In Fiscal Year 2003, both print and American Color operating income includes the impact of restructuring costs of $0.6 million each. Print and American Color operating income in Fiscal Year 2003 also includes $0.2 million and $0.3 million of other special charges related to non-cash write-offs and write-downs, respectively. Print and American Color operating income in Fiscal Year 2002 includes the impact of restructuring costs of $6.5 million and $2.1 million, respectively. Print and American Color operating income in Fiscal Year 2002 also includes $3.9 million and $0.4 million of other special charges related to non-cash asset write-offs and write-downs, respectively. See "Our Restructuring Results and Cost Reduction Initiatives" above.

(c)
Also includes corporate general and administrative expenses in Fiscal Years 2003, 2002 and 2001, and goodwill amortization expense in Fiscal Years 2002 and 2001.

Fiscal Year 2003 vs. Fiscal Year 2002

        Total sales decreased 4.1% to $520.3 million in Fiscal Year 2003 from $542.4 million in Fiscal Year 2002. This decrease primarily reflected a decrease in print sales of $13.3 million, or 2.8%, and a decrease in American Color's sales of $8.8 million, or 12.9%. Total gross profit decreased to $71.2 million, or 13.7% of sales, in Fiscal Year 2003 from $78.1 million, or 14.4% of sales, in Fiscal Year 2002. Total operating income increased to $31.3 million, or 6.0% of sales, in Fiscal Year 2003 from $26.1 million, or 4.8% of sales, in Fiscal Year 2002. See the discussion of these changes by segment below.

Print

        Sales.    Print sales decreased $13.3 million to $457.5 million in Fiscal Year 2003 from $470.8 million in Fiscal Year 2002. The decrease in Fiscal Year 2003 was largely attributable to the impact of decreased paper prices, as well as an increase in customer supplied paper and the impact of competitive pricing and certain changes in product and customer mix. These decreases were offset in part by an increase of approximately 7.4% in print production volume as a result of sales successes with new customers and increasing our share of the business of our existing customers.

        Gross Profit.    Print gross profit decreased $7.1 million to $54.7 million in Fiscal Year 2003 from $61.8 million in Fiscal Year 2002. Print gross margin decreased to 12.0% in Fiscal Year 2003 from 13.1% in Fiscal Year 2002. The decrease in gross profit includes certain expenses incurred during Fiscal Year 2003 associated with the installation and start-up of 12 printing presses including seven presses relocated from our other print facilities, the impact of competitive pricing and certain changes in product and customer mix. These decreases were offset in part by the increased print production volume. The decrease in gross margin includes these items offset in part by the impact of decreased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included within sales.

        Selling, General and Administrative Expenses.    Print selling, general and administrative expenses increased $2.8 million to $24.0 million, or 5.3% of print sales, in Fiscal Year 2003, from $21.2 million, or 4.5% of print sales, in Fiscal Year 2002. This increase was primarily attributable to the impact in Fiscal Year 2002 of the change in our estimates related to the allowance for doubtful accounts, as well as increases in selling and administrative costs.

        Restructuring Costs and Other Special Charges.    Restructuring costs and other special charges decreased $9.6 million to $0.8 million in Fiscal Year 2003 from $10.4 million in Fiscal Year 2002. See "Our Restructuring Results and Cost Reduction Initiatives" above.

        Operating Income.    As a result of the above factors, operating income from the print business decreased $0.3 million to $29.9 million in Fiscal Year 2003 from $30.2 million in Fiscal Year 2002.

American Color (Premedia Services)

        Sales.    American Color's sales decreased $8.8 million to $59.6 million in Fiscal Year 2003 from $68.4 million in Fiscal Year 2002. The decrease in Fiscal Year 2003 was largely the result of reduced premedia services production volume associated with weak market conditions, as well as the impact of certain premedia facility closures. See "Our Restructuring Results and Cost Reduction Initiatives" above.

        Gross Profit.    American Color's gross profit decreased $0.2 million to $17.0 million in Fiscal Year 2003 from $17.2 million in Fiscal Year 2002. American Color's gross margin increased to 28.5% in Fiscal Year 2003 from 25.1% in Fiscal Year 2002. The decrease in gross profit was primarily the result of reduced premedia services production volume, offset in part by reduced manufacturing costs related to various cost containment programs and certain premedia services facility closures.

        Selling, General and Administrative Expenses.    American Color's selling, general and administrative expenses decreased $1.1 million to $9.8 million, or 16.4% of American Color's sales in Fiscal Year 2003, from $10.9 million, or 15.9% of American Color's sales in Fiscal Year 2002. This decrease was primarily attributable to decreased selling expenses.

        Restructuring Costs and Other Special Charges.    Restructuring costs and other special charges decreased $1.6 million to $0.9 million in Fiscal Year 2003 from $2.5 million in Fiscal Year 2002. See "Our Restructuring Results and Cost Reduction Initiatives" above.

        Operating Income.    As a result of the above factors, operating income at American Color increased $2.6 million to $6.3 million in Fiscal Year 2003 from $3.7 million in Fiscal Year 2002.

Other Operations

        Other operations consist primarily of revenues and expenses associated with Digiscope and corporate general, administrative and other expenses, including, for periods prior to Fiscal Year 2003, amortization expense. In Fiscal Year 2003, operating losses from other operations improved to a loss of $4.8 million from a loss of $7.9 million in Fiscal Year 2002. This improvement was due to a reduction in goodwill amortization expense of $3.0 million and decreased operating losses at Digiscope of $0.4 million. These operating loss reductions were offset in part by increases in certain corporate general and administrative expenses. See "Amortization of Goodwill" below.

        Non-cash amortization expenses, which primarily include goodwill amortization, within other operations, were not incurred in Fiscal Year 2003 and were $3.0 million in Fiscal Year 2002.

        On June 5, 2003, we sold Digiscope for a de minimis amount. In Fiscal Year 2003, Digiscope contributed $3.2 million in sales and operated at a net loss of approximately $1.0 million. We anticipate that the disposal of Digiscope will reduce our pre-tax profit by approximately $0.6 million to $0.8 million in the first quarter of Fiscal Year 2004.

Interest Expense

        In Fiscal Year 2003, interest expense decreased 4.3% to $28.7 million from $30.0 million in Fiscal Year 2002. This decrease reflected both lower levels of indebtedness and lower borrowing costs. See Note 5 to our consolidated financial statements appearing elsewhere in this Report.

Income Taxes

        For Fiscal Year 2003, our tax expense was greater than the federal tax expense calculated using the federal statutory rate. This difference was primarily due to foreign tax expense, partially offset by a decrease in the valuation allowance, excluding a $5.0 million increase in the valuation allowance related to the tax effect of the minimum pension liability, which is a component of other comprehensive income. The valuation allowance increased by $3.5 million during Fiscal Year 2003 as a result of changes in the deferred tax items. This increase was primarily due to the $5.0 million tax effect of the minimum pension liability, partially offset by a decrease in other temporary differences generating deferred tax assets.

        For Fiscal Year 2002, our tax benefit was greater than the federal tax benefit calculated using the federal statutory rate. This difference was primarily due to a decrease in the valuation allowance, excluding an increase in the valuation allowance related to the tax effect of the minimum pension liability of $4.2 million which is a component of other comprehensive income. This amount was partially offset by amortization of nondeductible goodwill and foreign tax expense. In the fourth quarter of Fiscal Year 2002, the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets will be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily included the $5.5 million decrease discussed above and the $4.2 million increase from the tax effect of the minimum pension liability.

Net Income (Loss)

        As a result of the factors discussed above, our net income (loss) decreased to a loss of $0.3 million in Fiscal Year 2003 from income of $0.7 million in Fiscal Year 2002. Fiscal Year 2003 net loss included $1.2 million of restructuring costs and $0.5 million of other special charges related to asset write-offs and write-downs associated with the Fiscal Year 2003 restructuring plan. Fiscal Year 2002 net income included $8.6 million of restructuring costs and $4.3 million of other special charges related to asset write-offs associated with the Fiscal Year 2002 restructuring plan.

Minimum Pension Liability

        In compliance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), we increased our minimum pension liability to approximately $23.4 million in Fiscal Year 2003 from approximately $10.8 million in Fiscal Year 2002. This increase included the impact of weak investment markets during calendar year 2002 and a reduction in our discount rate from 7.5% to 7.0%. This liability represented the amount by which the accumulated benefit obligation exceeded the fair value of the plan assets at March 31, 2003 and March 31, 2002. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2003 and 2002, but was recorded as a component of other comprehensive loss in our consolidated statements of stockholders' deficit at March 31, 2003 and March 31, 2002.

Fiscal Year 2002 vs. Fiscal Year 2001

        Total sales decreased 10.5% to $542.4 million in Fiscal Year 2002 from $606.0 million in Fiscal Year 2001. This decrease primarily reflected a decrease in print sales of $46.5 million, or 9.0%, and a decrease in American Color's sales of $14.3 million, or 17.3%. Total gross profit decreased to $78.1 million, or 14.4% of sales, in Fiscal Year 2002 from $98.9 million, or 16.3% of sales, in Fiscal Year 2001. Total operating income decreased to $26.1 million, or 4.8% of sales, in Fiscal Year 2002 from $53.6 million, or 8.9% of sales, in Fiscal Year 2001. See the discussion of these changes by segment below.

Print

        Sales.    Print sales decreased $46.5 million to $470.8 million in Fiscal Year 2002 from $517.3 million in Fiscal Year 2001. The decrease in Fiscal Year 2002 included a 6.6% decrease in print production volume, a decrease in postage revenues, an increase in customer supplied paper and the impact of declining paper prices. The reduced production volume was largely attributable to weakness in the retail industry and the corresponding reduction in demand for printing as a result of reduced advertising spending during Fiscal Year 2002. In response to then current economic conditions, we consolidated production. For additional information about our restructuring plan, see "Our Restructuring Results and Cost Reduction Initiatives" above.

        Gross Profit.    Print gross profit decreased $12.8 million to $61.8 million in Fiscal Year 2002 from $74.6 million in Fiscal Year 2001. Print gross margin decreased to 13.1% in Fiscal Year 2002 from 14.4% in Fiscal Year 2001. The decreases in gross profit and gross margin were largely related to the decreased print production volume and certain changes in product and customer mix. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included within sales.

        Selling, General and Administrative Expenses.    Print selling, general and administrative expenses decreased $3.6 million to $21.2 million, or 4.5% of print sales, in Fiscal Year 2002, from $24.8 million, or 4.8% of print sales, in Fiscal Year 2001. This decrease was largely attributable to the impact in Fiscal Year 2002 of the change in our estimates related to the allowance for doubtful accounts, as well as employee related expenses.

        Restructuring Costs and Other Special Charges.    Restructuring costs and other special charges were $10.4 million in Fiscal Year 2002. We incurred no restructuring costs or other special charges in Fiscal Year 2001. See "Our Restructuring Results and Cost Reduction Initiatives" above.

        Operating Income.    As a result of the above factors, operating income from the print business decreased $19.6 million to $30.2 million in Fiscal Year 2002 from $49.8 million in Fiscal Year 2001.

American Color (Premedia Services)

        Sales.    American Color's sales decreased $14.3 million to $68.4 million in Fiscal Year 2002 from $82.7 million in Fiscal Year 2001. The decrease in Fiscal Year 2002 was primarily the result of reduced premedia services production volume. The reduced volume included the impact of the economic slowdown and related weakness in demand for advertising during Fiscal Year 2002. See "Our Restructuring Results and Cost Reduction Initiatives" above.

        Gross Profit.    American Color's gross profit decreased $6.9 million to $17.2 million in Fiscal Year 2002 from $24.1 million in Fiscal Year 2001. American Color's gross margin decreased to 25.1% in Fiscal Year 2002 from 29.1% in Fiscal Year 2001. The decreases in gross profit and gross margin were primarily the result of reduced premedia services production volume, offset in part by reduced manufacturing costs due to the continuance of various cost containment programs at our production facilities.

        Selling, General and Administrative Expenses.    American Color's selling, general and administrative expenses decreased $1.6 million to $10.9 million, or 15.9% of American Color's sales in Fiscal Year 2002, from $12.5 million, or 15.1% of American Color's sales in Fiscal Year 2001. This decrease was largely attributable to the impact of decreases in employee related expenses, as well as the change in our estimates related to the allowance for doubtful accounts.

        Restructuring Costs and Other Special Charges.    Restructuring costs and other special charges were $2.5 million in Fiscal Year 2002. We incurred no restructuring costs or other special charges in Fiscal Year 2001. See "Our Restructuring Results and Cost Reduction Initiatives" above.

        Operating Income.    As a result of the above factors, operating income at American Color decreased $7.8 million to $3.7 million in Fiscal Year 2002 from $11.5 million in Fiscal Year 2001.

Other Operations

        Other operations consisted primarily of revenues and expenses associated with Digiscope and corporate general, administrative and other expenses, including amortization expense. In Fiscal Year 2002, operating losses from other operations increased to a loss of $7.9 million from a loss of $7.7 million in Fiscal Year 2001. This change included a $0.8 million increase in operating losses at Digiscope due primarily to lower digital visual effects production volume, offset in part by decreases in certain corporate general and administrative expenses.

        Non-cash amortization expenses, which primarily include goodwill amortization, within other operations, were $3.0 million and $3.2 million in Fiscal Years 2002 and 2001, respectively.

Interest Expense

        In Fiscal Year 2002, interest expense decreased 9.3% to $30.0 million from $33.0 million in Fiscal Year 2001. This decrease reflected both lower levels of indebtedness and lower borrowing costs.

Income Taxes

        For Fiscal Year 2002, our tax benefit was greater than the federal tax benefit calculated using the federal statutory rate. For Fiscal Year 2001, our tax expense was less than the federal tax expense calculated using the federal statutory rate. These differences were primarily due to decreases in the valuation allowance, excluding increases in the valuation allowance related to the tax effect of the minimum pension liability of $4.2 million and $0 million for Fiscal Years 2002 and 2001, respectively, which were components of other comprehensive income. These amounts were partially offset by amortization of nondeductible goodwill and foreign tax expense. In the fourth quarter of Fiscal Year 2002, the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets will be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily included the $5.5 million decrease discussed above and the $4.2 million increase from the tax effect of the minimum pension liability.

Net Income

        As a result of the factors discussed above, our net income decreased to $0.7 million in Fiscal Year 2002 from $24.4 million in Fiscal Year 2001. Fiscal Year 2002 net income included $8.6 million of restructuring costs and $4.3 million of other special charges related to asset write-offs associated with the Fiscal Year 2002 restructuring plan.

Minimum Pension Liability

        In compliance with SFAS 87, we recorded a minimum pension liability of approximately $10.8 million in Fiscal Year 2002. This liability represented the amount by which the accumulated benefit obligation exceeded the fair value of the plan assets at March 31, 2002. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Year 2002, but was recorded as a component of other comprehensive loss in our consolidated statements of stockholders' deficit at March 31, 2002.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity have been cash provided by operating activities and borrowings under a $145 million credit facility with a syndicate of lenders (the "Bank Credit Agreement"). The Bank Credit Agreement provides for:

  •
  a $25 million amortizing term loan facility maturing on March 31, 2004 (the "A Term Loan Facility"),

  •
  a $50 million amortizing term loan facility maturing on March 31, 2005 (the "B Term Loan Facility"), and

  •
  a revolving credit facility providing for a maximum of $70 million borrowing availability, subject to certain customary conditions, maturing on March 31, 2004, including up to $40 million for letters of credit, (the "Revolving Credit Facility").

        At March 31, 2003, we had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $32.6 million. We had additional borrowing availability of approximately $22 million.

        At March 31, 2003, $4.2 million of the A Term Loan Facility and $35 million of the B Term Loan Facility remained outstanding. Scheduled A Term Loan Facility and B Term Loan Facility payments due in Fiscal Year 2004 are approximately $4.2 million and $17.5 million, respectively. Scheduled repayments of existing capital lease obligations and other senior indebtedness during Fiscal Year 2004 are approximately $10.0 million.

        During Fiscal Year 2003, we repurchased in the open market, an aggregate principal amount of $1.7 million of our 12 3/4% Senior Subordinated Notes Due 2005 (the "Notes") for approximately $1.7 million.

        Our cash flows are primarily related to operating, investing and financing activities undertaken in connection with our business. Fiscal Year 2003's cash flows also include the cash balance on hand at the end of Fiscal Year 2002.

        Net cash provided by operating activities of $45.6 million, for Fiscal Year 2003, increased by $7.4 million from $38.2 million in Fiscal Year 2002. This increase was the result of the timing of disbursements and the collection of receivables, offset in part by a net loss realized in Fiscal Year 2003 compared to the net income generated in Fiscal Year 2002.

        Net cash used by investing activities of $27.4 million in Fiscal Year 2003 as compared to $16.5 million in Fiscal Year 2002 reflects an increase in capital expenditures in Fiscal Year 2003 offset in part by proceeds collected on disposal of capital equipment.

        Cash used from financing activities of $22.7 million in Fiscal Year 2003 and the net cash used by financing activities in Fiscal Year 2002 of $17.2 million primarily reflected a reduction in both periods of debt under the Bank Credit Agreement and our capitalized leases as well as prepayments of the Notes.

        Our cash on hand of approximately $5.1 million at March 31, 2003 is presented net of outstanding checks within trade accounts payable at March 31, 2003. Accordingly, cash is presented at a balance of $0 million in the March 31, 2003 balance sheet.

        We maintain a disciplined and strategic focus in the area of capital spending. During the last three fiscal years, we have spent an average of $13 million annually on maintenance, cost reduction and customer support capital expenditures. In addition, we have spent over $40 million during this same three-year period to selectively increase our print capacity through press acquisitions and the repositioning of existing presses. These capacity additions were the result of numerous sales successes and we believe place us in a position to better serve our customers in the future and provide for an increased revenue base. We anticipate that the near-term spending on maintenance, cost reduction and customer support capital will approximate $15 million to $17 million annually and that further capacity additions over the near term are not anticipated. Over the longer term, we will expand our production capacity through the careful addition of presses when opportunities support such expansion.

        We plan to continue our program of upgrading our print and premedia services equipment and currently anticipate that Fiscal Year 2004 cash capital expenditures will be approximately $12 million and equipment acquired under capital leases will be approximately $3 million.

        Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We have sufficient liquidity to meet our requirements over the next 12 months.

        At March 31, 2003, we had total indebtedness, including capital lease obligations, of $231.8 million, as compared to $252.8 million at March 31, 2002, representing a reduction in total indebtedness during Fiscal Year 2003 of $21.0 million. Of the total debt outstanding at March 31, 2003, $39.2 million, excluding letters of credit, was outstanding under the Bank Credit Agreement at a weighted-average interest rate of 4.6%. Indebtedness under the Bank Credit Agreement bears interest at floating rates. At March 31, 2003, we had indebtedness other than obligations under the Bank Credit Agreement of $192.6 million (including $170.1 million of the Notes). We have no off-balance sheet financial instruments.

        We are currently in compliance with all financial covenants set forth in the Bank Credit Agreement. See note 5 to our consolidated financial statements appearing elsewhere in this Report. Our Bank Credit Agreement (i) requires satisfaction of certain financial covenants including Minimum Consolidated EBITDA, Consolidated Interest Coverage Ratio and Leverage Ratio requirements, (ii) requires prepayments in certain circumstances including excess cash flows, proceeds from asset dispositions in excess of prescribed levels and certain capital structure transactions and (iii) contains various restrictions and limitations on the following items: (a) the level of capital spending, (b) the incurrence of additional indebtedness, (c) mergers, acquisitions, investments and similar transactions and (d) dividends and other distributions. In addition, the agreement includes various other customary affirmative and negative covenants. The Senior Subordinated Notes Indenture's negative covenants that are similar to, but in certain respects are less restrictive than, certain covenants under the Bank Credit Agreement. Graphics' ability to pay dividends or lend funds to Holdings is restricted. See note 1 to our consolidated financial statements appearing elsewhere in this Report for a discussion of those restrictions.

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

EBITDA and EBITDA Margin

        The following table is a summary of our EBITDA and EBITDA margin for Fiscal Years 2003, 2002 and 2001:

	Fiscal Year Ended March 31,
	2003	2002	2001
	(Dollars in thousands)
EBITDA
Print (a)	$49,277	52,398	74,195
American Color (a)	10,298	8,554	16,355
Other (b)	(5,296)	(4,298)	(3,439)

Total	$54,279	56,654	87,111

EBITDA Margin
Print	10.8%	11.1%	14.3%
American Color	17.3%	12.5%	19.8%

Total	10.4%	10.4%	14.4%

(a)
In Fiscal Year 2003, EBITDA for both the print and American Color segments includes the impact of restructuring costs of $0.6 million each. EBITDA for the print and American Color segments in Fiscal Year 2002 includes the impact of restructuring costs of $6.5 million and $2.1 million, respectively. For additional information about our restructuring plan, see "Our Restructuring Results and Cost Reduction Initiatives" above.

(b)
Other operations include corporate general and administrative expenses as well as revenues and expenses associated with our digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. The EBITDA/(EBITDA loss) of Digiscope included in the EBITDA table above for Fiscal Years 2003, 2002 and 2001 was ($0.6) million, ($0.6) million and $0.9 million, respectively.

        EBITDA is presented and discussed because we believe that investors regard EBITDA as a key measure of a leveraged company's performance and ability to meet its future debt service requirements. "EBITDA" is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. "EBITDA Margin" is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the Indenture and the Bank Credit Agreement are based on EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net income (loss):

(In thousands)	Print	American Color	Other	Total
Fiscal Year 2003
EBITDA	$49,277	10,298	(5,296)	54,279
Depreciation and amortization	(19,760)	(4,336)	(355)	(24,451)
Interest expense, net	—	—	(28,584)	(28,584)
Income tax expense	—	—	(1,559)	(1,559)

Net income (loss)	$29,517	5,962	(35,794)	(315)

Fiscal Year 2002
EBITDA	$52,398	8,554	(4,298)	56,654
Depreciation and amortization	(22,147)	(5,225)	(3,827)	(31,199)
Interest expense, net	—	—	(29,806)	(29,806)
Income tax benefit	—	—	5,073	5,073

Net income (loss)	$30,251	3,329	(32,858)	722

Fiscal Year 2001
EBITDA	$74,195	16,355	(3,439)	87,111
Depreciation and amortization	(24,380)	(5,666)	(4,640)	(34,686)
Interest expense, net	—	—	(32,929)	(32,929)
Income tax benefit	—	—	4,927	4,927

Net income (loss)	$49,815	10,689	(36,081)	24,423

Value Added Revenue and Print Impressions for the Print Segment

        We have included value-added revenue, or VAR, information because we use VAR as a sales measure. VAR is calculated as sales less paper costs, ink costs and subcontract costs. We generally pass these expenses through to our customers. We have also included print impressions because we use this as a measure of production throughput.

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999	1998
Print segment VAR (in thousands)	$217,505	$215,509	$234,229	$228,988	$206,635	$196,276
Print impressions (in millions)	12,888	12,004	12,853	12,705	12,038	11,557
The
following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2003	2002	2001	2000	1999	1998
	(In thousands)
Print segment sales	$457,535	$470,802	$517,281	$470,458	$431,936	$446,350
Paper, ink and subcontract costs	240,030	255,293	283,052	241,470	225,301	250,074

Print segment VAR	$217,505	$215,509	$234,229	$228,988	$206,635	$196,276

Amortization of Goodwill

        Goodwill was amortized on a straight-line basis by business segment through Fiscal Year 2002. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, we adopted SFAS 142 on April 1, 2002. As a result, we did not amortize goodwill during Fiscal Year 2003. A reconciliation of previously reported net income (loss) to the pro forma amount adjusted for the exclusion of amortization of goodwill, net of the related income tax effect is as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
	(Dollars in thousands)
Reported net income (loss)	$(315)	722	24,423
Add: Goodwill amortization, net of tax	—	3,012	3,056

Pro forma net income (loss)	$(315)	3,734	27,479

        In the quarter ended September 30, 2002, we performed the initial assessment of impairment as of April 1, 2002 and noted no impairment. We performed the first required annual impairment test of goodwill as of December 31, 2002 and noted no impairment.

Impact of Inflation

        In accordance with industry practice, we generally pass through increases in our costs, primarily paper and ink, to customers in the costs of our printed products, while decreases in paper costs generally result in lower prices to customers. Throughout Fiscal Year 2001, the cost of paper increased. In Fiscal Year 2002, demand for advertising declined, resulting in reduced paper requirements. The reduction in paper requirements resulted in a decline in paper prices throughout Fiscal Year 2002. In Fiscal Year 2003, paper prices were on average at lower levels than comparable periods in the prior year. We expect that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry.

Seasonality

        Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: Spring advertising season from March to May, Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of newspaper Sunday comics are not subject to significant seasonal fluctuations. Our strategy includes and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, and who utilize advertising inserts more frequently.

Environmental

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in connection with a Superfund site in our consolidated statement of financial position at March 31, 2003, which we believe to be adequate. See "Business—Legal Proceedings—Environmental Matters" appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this potential settlement. Our management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations.

New Accounting Pronouncements

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. We do not anticipate that the adoption of SFAS 145 will have a material effect on our results of operations or financial position.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a Consensus on Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with our existing accounting policy. Accordingly, the adoption of EITF 02-16 did not and will not have a material impact on our financial position or results of operations.

Critical Accounting Policies

        Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout our company. Actual results may differ from these estimates under different assumptions or conditions. See note 1 to our consolidated financial statements appearing elsewhere in this Report.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

        We continuously monitor collections and payments from our customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts balances were approximately $2.5 million and $2.6 million at March 31, 2003 and March 31, 2002, respectively.

Restructuring

        During Fiscal Years 2003 and 2002, we established restructuring reserves for our print and premedia services segments. These reserves, for severance and other exit costs, required the use of estimates. Though management believes these estimates accurately reflect the costs of these plans, actual results may be different.

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

Deferred Taxes

        We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2003, we had a valuation allowance of $26.8 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

Contractual Obligations and Commercial Commitments

        The following table gives information about our existing material commitments under our indebtedness and contractual obligations, which excludes the effect of imputed interest:

		Payments Due By Period
Contractual Obligations	Total	‹1 year	1-3 years	3-5 years	›5 years
		(Dollars in thousands)
Long-term debt	$209,240	21,713	187,527	—	—
Capitalized lease obligations	22,517	9,986	4,730	5,706	2,095
Operating lease obligations	12,465	3,369	4,924	2,917	1,255

Total contractual cash obligations	$244,222	35,068	197,181	8,623	3,350

        In the quarter ended December 31, 1997, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 2003 is $44.6 million and is included within Other liabilities in our consolidated balance sheet. At March 31, 2003, we had no other significant contingent commitments. The following table gives information about our other commercial commitments:

		Commitment Due By Period
Other Commercial Commitments	Total	‹1 year	1-3 years	3-5 years	›5 years
		(Dollars in thousands)
Standby letters of credit	$32,640	28,764	—	—	3,876

The standby letters of credit generally serve as collateral and generally are renewable quarterly pursuant to the terms of certain long-term arrangements.

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

        Foreign currency exchange rate risk is minimal as we have only one print facility outside the United States, in Canada, and any fluctuations in net asset values as a result of changes in foreign currency exchange rates associated with activity at this one facility would be immaterial to our company as a whole.

        Quantitative Information.    At March 31, 2003 and March 31, 2002, we had both fixed rate and variable rate debt. The carrying value of our total variable rate debt approximated the fair value of such debt at March 31, 2003 and March 31, 2002. At our March 31, 2003 and March 31, 2002 borrowing levels, a hypothetical 10% adverse change in interest rates on the variable rate debt would have been immaterial. Approximately 81% and 78% of our long-term debt (excluding capitalized lease obligations) was fixed rate at March 31, 2003 and March 31, 2002, respectively.

        The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of ACG Holdings, Inc. are included in this Report:

The following consolidated financial statement schedules of ACG Holdings, Inc. are included in Part IV, Item 15:

  I.
  Condensed Financial Information:
  Condensed Consolidated Financial Statements (parent company only)
  for the years ended March 31, 2003, 2002 and 2001, and as of March 31, 2003 and 2002

  II.
  Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the financial statements or notes thereto.

Report of Independent Auditors

Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in the fiscal year ended March 31, 2003, the Company changed its method of accounting for goodwill.

Nashville, Tennessee
May 22, 2003, except for Note 17,
as to which the date is June 5, 2003

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	March 31,
	2003	2002
Assets
Current assets:
Cash	$—	4,547
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,544 and $2,557 at March 31, 2003 and 2002, respectively	50,095	50,870
Income tax receivable	233	1,015
Other	2,262	2,060

Total receivables	52,590	53,945
Inventories	10,215	9,137
Deferred income taxes	6,246	7,564
Prepaid expenses and other current assets	4,422	3,839

Total current assets	73,473	79,032
Property, plant and equipment:
Land and improvements	2,932	2,913
Buildings and improvements	27,241	22,210
Machinery and equipment	227,634	198,057
Furniture and fixtures	12,756	11,710
Leased assets under capital leases	44,297	56,830
Equipment installations in process	2,853	11,446

	317,713	303,166
Less accumulated depreciation	(190,418)	(180,676)

Net property, plant and equipment	127,295	122,490
Excess of cost over net assets acquired, less accumulated amortization of $53,274 at March 31, 2003 and 2002	66,548	66,548
Other assets	11,125	12,443

Total assets	$278,441	280,513

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	March 31,
	2003	2002
Liabilities and Stockholders' Deficit
Current liabilities:
Current installments of long-term debt and capitalized leases	$31,698	19,946
Trade accounts payable	39,155	25,906
Accrued expenses	32,440	34,045

Total current liabilities	103,293	79,897
Long-term debt and capitalized leases, excluding current installments	200,059	232,846
Deferred income taxes	2,023	2,933
Other liabilities	80,765	60,857

Total liabilities	386,140	376,533
Stockholders' deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 163,929 and 143,399 shares issued and outstanding at March 31, 2003 and March 31, 2002, respectively	2	1
Preferred stock, $.01 par value, 15,823 shares authorized, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	58,816	58,500
Accumulated deficit	(140,655)	(140,340)
Other accumulated comprehensive loss, net of tax	(25,862)	(14,181)

Total stockholders' deficit	(107,699)	(96,020)

Commitments and contingencies
Total liabilities and stockholders' deficit	$278,441	280,513

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands)

	Year ended March 31,
	2003	2002	2001
Sales	$520,305	542,421	606,039
Cost of sales	449,063	464,340	507,116

Gross profit	71,242	78,081	98,923
Selling, general and administrative expenses	38,223	36,057	42,248
Amortization of goodwill	—	3,012	3,056
Restructuring costs and other special charges	1,722	12,920	—

Operating income	31,297	26,092	53,619

Other expense (income):
Interest expense	28,674	29,973	33,042
Interest income	(90)	(167)	(113)
Other, net	1,469	637	1,194

Total other expense	30,053	30,443	34,123

Income (loss) before income taxes	1,244	(4,351)	19,496
Income tax expense (benefit)	1,559	(5,073)	(4,927)

Net income (loss)	$(315)	722	24,423

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Stockholders' Deficit
(In thousands)

	Voting common stock	Series AA and BB convertible preferred stock	Additional paid-in capital	Accumulated deficit	Other accumulated comprehensive income (loss)	Total
Balances, March 31, 2000	$1	—	58,303	(165,485)	(2,208)	$(109,389)

Net income	—	—	—	24,423	—	24,423
Other comprehensive income, net of tax:
Change in cumulative translation adjustment	—	—	—	—	(968)	(968)

Comprehensive income						23,455
Executive stock compensation	—	—	67	—	—	67

Balances, March 31, 2001	$1	—	58,370	(141,062)	(3,176)	$(85,867)

Net income	—	—	—	722	—	722
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	—	—	—	—	(254)	(254)
Minimum pension liability	—	—	—	—	(10,751)	(10,751)

Comprehensive loss						(10,283)
Executive stock compensation	—	—	130	—	—	130

Balances, March 31, 2002	$1	—	58,500	(140,340)	(14,181)	$(96,020)

Net loss	—	—	—	(315)	—	(315)
Other comprehensive loss, net of tax:
Change in cumulative translation adjustment	—	—	—	—	958	958
Minimum pension liability	—	—	—	—	(12,639)	(12,639)

Comprehensive loss						(11,996)
Exercise of options	1	—	—	—	—	1
Executive stock compensation	—	—	316	—	—	316

Balances, March 31, 2003	$2	—	58,816	(140,655)	(25,862)	$(107,699)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(315)	722	24,423
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Other special charges – non-cash	531	4,282	—
Depreciation	23,881	27,024	30,579
Amortization of goodwill	—	3,012	3,056
Amortization of other assets	570	1,163	1,051
Amortization of deferred financing costs	1,626	1,420	1,389
Loss (gain) on disposals of property, plant and equipment	(54)	147	403
Impairment of asset	750	—	—
Deferred income tax expense (benefit)	408	(5,360)	(7,302)
Changes in assets and liabilities:
Decrease in receivables	668	11,682	3,118
Decrease (increase) in current income taxes receivable	782	(1,015)	—
Decrease (increase) in inventories	(999)	3,705	(1,920)
Increase (decrease) in trade accounts payable	13,067	(10,358)	(9,246)
Increase (decrease) in accrued expenses	(1,657)	2,584	(122)
Increase (decrease) in current income taxes payable	—	(174)	118
Increase (decrease) in other liabilities	7,269	2,247	(2,451)
Other	(880)	(2,865)	(2,183)

Total adjustments	45,962	37,494	16,490

Net cash provided by operating activities	45,647	38,216	40,913

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows – Continued
(In thousands)

	Year ended March 31,
	2003	2002	2001
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,862)	(16,771)	(19,161)
Proceeds from sales of property, plant and equipment	333	400	180
Other	83	(122)	(25)

Net cash used by investing activities	(27,446)	(16,493)	(19,006)

Cash flows from financing activities:
Debt:
Payments	(13,352)	(9,237)	(14,787)
Increase in deferred financing costs	(850)	(483)	(198)
Repayment of capital lease obligations	(8,481)	(7,453)	(6,961)
Exchange rate adjustment	3	(16)	(22)

Net cash used by financing activities	(22,680)	(17,189)	(21,968)

Effect of exchange rates on cash	(68)	13	61

Change in cash	(4,547)	4,547	—
Cash:
Beginning of period	4,547	—	—

End of period	$—	4,547	—

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$27,169	28,320	31,783
Income taxes, net of refunds	$180	1,530	2,418
Non-cash investing activities:
Lease obligations	$790	7,779	6,110

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

  ACG Holdings, Inc. ("Holdings") has no operations or significant assets other than its investment in American Color Graphics, Inc. ("Graphics"). Holdings and Graphics are collectively referred to as (the "Company"). Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2003 Graphics' ability to pay dividends or lend to Holdings was either restricted or prohibited, except that Graphics may pay specified amounts to Holdings (i) to pay the repurchase price payable to any officer or employee (or their estates) of Holdings, Graphics or any of their respective subsidiaries in respect of their stock or options to purchase stock in Holdings upon the death, disability or termination of employment of such officers and employees (so long as no default, or event of default, as defined, has occurred under the terms of the Bank Credit Agreement, as defined below, and provided the aggregate amount of all such repurchases does not exceed $2 million) and (ii) to fund the payment of Holdings' operating expenses incurred in the ordinary course of business, other corporate overhead costs and expenses (so long as the aggregate amount of such payments does not exceed $250,000 in any fiscal year) and Holdings' obligations pursuant to a tax sharing agreement with Graphics. A significant portion of Graphics' long-term obligations has been fully and unconditionally guaranteed by Holdings.

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

  (d)
  Property, Plant and Equipment

    Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures and machinery and equipment, and 15 to 25 years for buildings and improvements. Expenses related to maintenance and repairs are expensed as incurred.

  (e)
  Excess of Cost Over Net Assets Acquired

    The excess of cost over net assets acquired (or "goodwill") was amortized on a straight-line basis over a range of 5 to 40 years for each of its principal business segments through the fiscal year ended March 31, 2002. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on April 1, 2002. See (p) Impact of Recently Issued Accounting Standards, below.

  (f)
  Impairment of Long-Lived Assets

    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value.

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

  (l)
  Concentration of Credit Risk

    Financial instruments, which subject the Company to credit risk, consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

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

  (p)
  Impact of Recently Issued Accounting Standards

    Goodwill was amortized on a straight-line basis by business segment through the fiscal year ended March 31, 2002. SFAS 142 is effective for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 142 on April 1, 2002. A reconciliation of previously reported net income (loss) to the pro forma amount adjusted for the exclusion of amortization of goodwill, net of the related income tax effect is as follows (in thousands):

	Fiscal Year Ended March 31,
	2003	2002	2001
Reported net income (loss)	$(315)	722	24,423
Add: Goodwill amortization, net of tax	—	3,012	3,056

Pro forma net income (loss)	$(315)	3,734	27,479

    In the quarter ended September 30, 2002, the Company performed its initial assessment of impairment as of April 1, 2002 and noted no impairment. The Company performed the first required annual impairment test of goodwill as of December 31, 2002 and noted no impairment.

    In August 2001, the Financial Accounting Standards Board issued SFAS 144 which provides clarifications of certain implementation issues within Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"), along with additional guidance on the accounting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets. SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. In compliance with this pronouncement, the Company adopted SFAS 144 on April 1, 2002. The adoption of SFAS 144 has not had a material effect on the Company's results of operations or financial position.

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

    In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost (as generally defined in EITF 94-3) was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. In compliance with this pronouncement, the Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 has not had a material effect on the Company's results of operations or financial position.

    In November 2002, the Emerging Issues Task Force ("EITF") reached a Consensus on Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). EITF 02-16 addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. As clarified by the EITF in January 2003, this issue is effective for arrangements with vendors initiated on or after January 1, 2003. The provisions of this consensus have been applied prospectively and are consistent with the Company's existing accounting policy. Accordingly, the adoption of EITF 02-16 did not and will not have a material impact on our financial position or results of operations.

(2)   Inventories

        The components of inventories are as follows (in thousands):

	March 31,
	2003	2002
Paper	$7,973	7,158
Ink	164	169
Supplies and other	2,078	1,810

Total	$10,215	9,137

(3)   Other Assets

  The components of other assets are as follows (in thousands):

	March 31,
	2003	2002
Deferred financing costs, less accumulated amortization of $8,898 in 2003 and $7,271 in 2002	$3,335	4,111
Spare parts inventory, net of valuation allowance of $100 in 2003 and 2002	6,058	5,600
Other	1,732	2,732

Total	$11,125	12,443

(4)   Accrued Expenses

        The components of accrued expenses are as follows (in thousands):

	March 31,
	2003	2002
Compensation and related taxes	$10,077	10,125
Employee benefits	12,748	11,463
Interest	4,048	4,258
Restructuring	2,961	5,343
Other	2,606	2,856

Total	$32,440	34,045

(5)   Notes Payable, Long-Term Debt and Capitalized Leases

        Long-term debt is summarized as follows (in thousands):

	March 31,
	2003	2002
Bank Credit Agreement:
Series A Term Loan	$4,230	9,495
Series B Term Loan	34,945	39,630

	39,175	49,125
12 3/4% Senior Subordinated Notes Due 2005	170,055	171,755
Capitalized leases	22,517	30,208
Other loans with varying maturities and interest rates	10	1,704

Total long-term debt	231,757	252,792
Less current installments	31,698	19,946

Long-term debt and capitalized leases, excluding current installments	$$200,059	232,846

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

  As noted above, the Revolving Credit Facility provides for a maximum of $70 million borrowing availability, subject to certain customary conditions. This availability includes a provision for up to $40 million of letters of credit. At March 31, 2003, the Company had no borrowings outstanding under the Revolving Credit Facility and letters of credit outstanding of approximately $32.6 million. As a result, the Company had additional borrowing availability of approximately $22.0 million.

  Interest under the Bank Credit Agreement is floating based upon existing market rates plus agreed upon margin levels. In addition, the Company is obligated to pay commitment and letter of credit fees. Such margin levels and fees reduce over the term of the agreement subject to the achievement of certain Leverage Ratio measures (as defined in the Bank Credit Agreement). The weighted-average rate on outstanding indebtedness under the Bank Credit Agreement was 4.6% at March 31, 2003 and 4.7% at March 31, 2002.

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

  During the fiscal year ending March 31, 2003, the Company repurchased in the open market, an aggregate principal amount of $1.7 million of the Notes for approximately $1.7 million.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

  The amortization for total long-term debt and capitalized leases at March 31, 2003 is shown below (in thousands):

Fiscal year	Long-Term Debt	Capitalized Leases
2004	$21,713	$11,328
2005	17,472	3,164
2006	170,055	3,176
2007	—	2,903
2008	—	3,602
Thereafter	—	2,173

Total	$209,240	26,346

Imputed interest		(3,829)

Present value of minimum lease payments		$22,517

  Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the carrying amounts of the Company's debt and other financial instruments approximate their fair values at March 31, 2003 and 2002.

(6)   Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2003 and 2002 are as follows (in thousands):

	March 31,
	2003	2002
Deferred tax liabilities:
Book over tax basis in fixed assets	$19,512	21,351
Foreign taxes	3,687	3,306
Accumulated amortization	1,885	1,313
Other, net	3,973	3,990

Total deferred tax liabilities	29,057	29,960
Deferred tax assets:
Bad debts	997	1,016
Accrued expenses and other liabilities	20,158	23,670
Net operating loss carryforwards	27,592	26,212
AMT credit carryforwards	1,203	1,477
Minimum pension liability	9,175	4,217
Cumulative translation adjustment	970	1,345

Total deferred tax assets	60,095	57,937
Valuation allowance for deferred tax assets	26,815	23,346

Net deferred tax assets	33,280	34,591

Net deferred tax (assets) liabilities	$(4,223)	(4,631)

  Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences and future earnings of the Company. The valuation allowance increased by $3.5 million during the fiscal year ending March 31, 2003 as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income, offset in part by a decrease in other temporary differences generating deferred tax assets.

  Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Year ended March 31,
	2003	2002	2001
Current
Federal	$(274)	(445)	457
State	163	249	343
Foreign	1,262	483	1,575

Total current	1,151	287	2,375

Deferred
Federal	30	(4,505)	(6,344)
State	(3)	(909)	(1,515)
Foreign	381	54	557

Total deferred	408	(5,360)	(7,302)

Provision (benefit) for Income Taxes	$1,559	(5,073)	(4,927)

  The effective tax rates for the fiscal years ending March 31, 2003, 2002 and 2001 were 125.3%, 116.6% and (25.3%), respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

	Year ended March 31,
	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal tax impact	8.4	9.9	(3.9)
Foreign taxes, less federal tax impact	95.8	(8.3)	8.0
Amortization	—	(14.1)	3.2
Other nondeductible expenses	15.0	(4.4)	1.2
Change in valuation allowance	(69.6)	96.9	(63.9)
Change in cumulative translation	29.3	2.3	(2.8)
Other, net	11.4	(0.7)	(2.1)

Effective income tax rate	125.3%	116.6%	(25.3%)

  As of March 31, 2003, the Company had available net operating loss carryforwards ("NOL's") for state purposes of $36.1 million, which can be used to offset future state taxable income. If these NOL's are not utilized, they will begin to expire in 2004 and will be totally expired in 2023.

  As of March 31, 2003, the Company had available NOL's for federal purposes of $74.5 million, which can be used to offset future federal taxable income. If these NOL's are not utilized, they will begin to expire in 2011 and will be totally expired in 2023.

  The Company also had available an alternative minimum tax credit carryforward of $1.2 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

  The Company has alternative minimum tax NOL's in the amount of $68.8 million, which will begin to expire in 2011 and will be completely expired in 2023.

(7)   Other Liabilities

  The components of other liabilities are as follows (in thousands):

	March 31,
	2003	2002
Deferred revenue agreements	$44,582	34,204
Long-term pension and postretirement liabilities	9,756	12,070
Minimum pension liability	23,390	10,751
Other	3,037	3,832

Total	$80,765	60,857

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

  Supplemental Executive Retirement Plan

  In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan ("SERP"), which is a defined benefit plan, for certain key executives. Benefits under this plan will be paid from the Company's assets. The aggregate accumulated projected benefit obligation under this plan was approximately $2.3 million and $2.9 million at March 31, 2003 and March 31, 2002, respectively.

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

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

  401(k) Defined Contribution Plan

  Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive a matching employer contribution on amounts contributed. Through March 16, 2003, the employer matching contribution was made bi-weekly and equaled 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Currently, the employer matching contribution is made bi-weekly and equals 25% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company's contribution under this Plan amounted to $3.9 million during the fiscal year ended March 31, 2003 and $4.2 million during both the fiscal year ended March 31, 2002 and the fiscal year ended March 31, 2001.

  The following table provides a reconciliation of the changes in the defined benefit plans' benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2003 and 2002 and a statement of the funded status of such plans as of March 31, 2003 and 2002 (in thousands):

	Defined Benefit Pension Plans		Defined Benefit Postretirement Plan
	2003	2002	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$58,154	55,327	2,842	2,739
Service cost	410	431	21	7
Interest cost	4,237	4,256	216	185
Plan participants' contributions	—	—	274	247
Actuarial loss	3,073	1,025	455	258
Expected benefit payments	(3,921)	(2,885)	(649)	(594)

Benefit obligation at end of year	$61,953	58,154	3,159	2,842

Change in Plan Assets
Fair value of plan assets at beginning of year	$40,225	48,671	—	—
Actual return on plan assets	(6,426)	(6,159)	—	—
Employer contributions	2,603	598	375	347
Plan participants' contributions	—	—	274	247
Benefits paid	(3,921)	(2,885)	(649)	(594)

Fair value of plan assets at end of year	$32,481	40,225	—	—

Funded Status	$(29,472)	(17,929)	(3,159)	(2,842)
Unrecognized net actuarial (gain) or loss	23,390	10,686	(27)	(306)
Unrecognized prior service gain	—	—	(1,633)	(2,077)
Additional minimum pension liability	(23,390)	(10,751)	—	—

Accrued benefit liability	$(29,472)	(17,994)	(4,819)	(5,225)

	Defined Benefit Pension Plans		Defined Benefit Postretirement Plan
	2003	2002	2003	2002
Weighted – Average Assumptions
Discount rate – benefit obligation	7.00%	7.50%	7.00%	7.50%
Expected return on plan assets	10.00%	10.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

  For measurement purposes under the defined benefit postretirement plan, a 10 percent annual rate of increase in the per capita cost of covered health care benefits (including prescription drugs) was assumed for March 31, 2003. This rate was assumed to decrease gradually to 5 percent through the fiscal year ending 2008 and remain at that level thereafter.

	Defined Benefit Pension Plans			Defined Benefit Postretirement Plan
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$410	431	438	21	7	14
Interest cost	4,237	4,256	4,102	216	185	196
Expected return on plan assets	(3,930)	(4,693)	(5,468)	—	—	—
Amortization of prior service cost	—	(102)	(112)	(222)	(222)	(222)
Amortization of unrecognized loss	697	—	—	—	—	—
Curtailment gain	—	(94)	(3)	—	—	—
Settlement loss	28	—	—	—	—	—
Recognized net actuarial gain	—	—	(885)	(46)	(169)	(123)

Net periodic benefit (income) loss	$1,442	(202)	(1,928)	(31)	(199)	(135)

  Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components of expense	$5	$(5)
Effect on postretirement benefit obligation	$76	$(69)

(9)   Capital Stock

  At March 31, 2003, capital stock consists of Holdings' common stock ("Common Stock") and Series AA and Series BB convertible preferred stock collectively, ("Preferred Stock"). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote on. The Preferred Stock has no voting rights. Dividends on the Common Stock and Preferred Stock are discretionary by the Board of Directors. Upon the occurrence of a Liquidation Event (as defined in the amended and restated Certificate of Incorporation), all amounts available for payment or distribution shall first be paid to holders of Series BB preferred stock, then holders of Series AA preferred stock and then to holders of Common Stock. Each share of the Preferred Stock may be converted, at the option of the holder, into shares of Common Stock using conversion ratios and subject to conditions set forth in the Holdings' Certificate of Incorporation.

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

  A summary of activity under the Common Stock Option Plans is as follows:

	Options	Weighted- Average Exercise Price ($)	Exercisable Options (a)
Outstanding at March 31, 2000	29,840	13.35	9,536
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2001	29,840	13.35	19,087
Granted	450	..01
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2002	30,290	13.15	27,569
Granted	2,974	..01
Exercised	(20,531)	7.98
Forfeited	(2,411)	37.34

Outstanding at March 31, 2003	10,322	14.01	6,617

  (a)
  At March 31, 2003, 2002 and 2001, 552, 1,418 and 780, respectively, of the exerciseable options had a $240/option exercise price, all other exercisable options, in all periods, have a $.01/option exercise price.

			Black-Scholes Option Pricing Model Wtd. Avg. Assumptions
Fiscal Year Ended March 31,	# Options Granted	Wtd. Avg. Grant Date Fair Value ($)	Exercise Price per Option ($)	Risk Free Interest Rate (%)	Annual Dividend Yield (%)	Expected Volatility	Expected Life (Years)
2003	632	343.73	.01	3.56	—	—	5
	2,342.01		.01	1.63	—	—	5

	2,974
2002	450	969.36	..01	3.76	—	—	5
2001	495	538.62	..01	6.44	—	—	5
	1,770.01		.01	5.62	—	—	5
	200.01		.01	5.25	—	—	5
	200.01		240.00	5.25	—	—	5

	2,665

  The weighted-average remaining contractual life of the options outstanding at March 31, 2003 was 4.6 years. A total of 6,268 shares (including 362 previously exercised options that were subsequently cancelled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2003.

  As a result of the SFAS 123 requirements, the Company recognized stock compensation expense of $0.2 million related to the common stock option grants in the fiscal year ended March 31, 2003, $0.1 million in the fiscal year ended March 31, 2002 and less than $0.1 million in the fiscal year ended March 31, 2001.

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

  A summary of the Preferred Stock Option Plan is as follows:

Options
Outstanding at March 31, 2000 & 2001	555
Granted	—
Exercised	—
Forfeited	—

Outstanding at March 31, 2002	555
Granted	27
Exercised	—
Forfeited	—

Outstanding at March 31, 2003	582

  All options were granted with a $1,909 exercise price. The weighted-average remaining contractual life of the options outstanding at March 31, 2003 was 5.1 years. All of the options outstanding were exercisable at March 31, 2003. In the fiscal year ended March 31, 2003, 27 options were granted with a weighted-average grant-date fair value of $3,181/option. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted-average assumptions were used for the fiscal year ended March 31, 2003: risk free interest rate of 1.63%; no annual dividend yield; volatility factor of 0; and an expected option life of 2 years. As a result of the SFAS 123 requirements, the Company recognized approximately $0.1 million in the fiscal year ended March 31, 2003 related to the preferred stock option grant during that fiscal year. No grants of preferred options in the fiscal years ended March 31, 2001 and March 31, 2000, resulted in zero stock compensation expense for those years.

(11) Commitments and Contingencies

  The Company incurred rent expense for the fiscal years ended March 31, 2003, 2002 and 2001 of $4.9 million, $5.2 million and $5.9 million, respectively, under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2003 are as follows (in thousands):

Fiscal Year
2004	$3,369
2005	2,696
2006	2,228
2007	2,011
2008	906
Thereafter	1,255

Total	$12,465

  The Company has employment agreements with one of its principal officers and four other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has a consulting agreement with one former employee. The aggregate commitment for future compensation at March 31, 2003, excluding bonuses, was approximately $2.0 million.

  In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company's raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company's raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at March 31, 2003 is $44.6 million and is included within Other liabilities in the Company's consolidated balance sheet.

  Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a "PRP") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA", also known as "Superfund") at one Superfund site. Although liability under CERCLA may be imposed on a joint and several basis and the Company's ultimate liability is not precisely determinable, the PRPs have agreed that Graphics' share of removal costs is 0.46% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics' volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its consolidated balance sheet at March 31, 2003. The Company believes this amount is adequate to cover such liability.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

  The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements of the Company.

(12) Significant Customers

  No single customer represented more than 10% of total sales in the fiscal years ended March 31, 2003, 2002, and 2001.

(13) Interim Financial Information (Unaudited)

        Quarterly financial information follows (in thousands):

	Net Sales	Gross Profit	Net Income (Loss)
Fiscal Year 2003
Quarter Ended:
June 30	$128,181	20,727	4,459
September 30	131,022	17,757	1,122
December 31	142,565	19,434	2,221
March 31	118,537	13,324	(8,117)

Total	$520,305	71,242	(315)

Fiscal Year 2002
Quarter Ended:
June 30	$140,115	21,208	5,040
September 30	133,740	18,364	945
December 31	147,290	21,932	3,632
March 31	121,276	16,577	(8,895)

Total	$542,421	78,081	722

(14) Restructuring Costs and Other Special Charges

  Fiscal Year 2003 Restructuring Costs

  In the fourth quarter of Fiscal Year 2003, the Company's Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included the closing of a premedia services facility in Nashville, Tennessee, a reduction of personnel in both the print and premedia services segments and the elimination of certain administrative personnel. These combined actions resulted in the elimination of 30 positions within the Company.

  As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003. This charge was classified within restructuring costs and other special charges in the consolidated statement of operations in the fiscal year ended March 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge is primarily composed of severance and related termination benefits.

  The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2003 (in thousands):

	Restructuring Charges	Activity	03/31/03 Restructuring Reserve Balance
Severance and other employee costs	$1,077	(98)	979
Other costs	114	(11)	103

	$1,191	(109)	1,082

  As of March 31, 2003, the Company believes the restructuring reserve of approximately $1.1 million is adequate. The process of closing a premedia services facility, and the elimination of certain personnel within the Company was completed by March 31, 2003. The Company anticipates that all costs will be paid before March 31, 2004. These costs will be funded through cash generated from operations and borrowings under the Company's Revolving Credit Facility.

  Fiscal Year 2002 Restructuring Costs

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

  As a result of this plan, the Company recorded a pretax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ending March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statement of operations in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.

  The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2003 (in thousands):

	03/31/02 Restructuring Reserve Balance	Activity	03/31/03 Restructuring Reserve Balance
Severance and other employee costs	$3,519	(3,021)	498
Lease termination costs	1,289	22	1,311
Other costs	423	(353)	70

	$5,231	(3,352)	1,879

  As of March 31, 2003, the Company believes the restructuring reserve of $1.9 million is adequate. The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal year ended March 31, 2002, $3.4 million of these costs were paid. The Company anticipates that $1.3 million of the restructuring reserve balance will be paid by March 31, 2004 and the remaining $0.6 million will be paid by March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Company's Revolving Credit Facility.

  Fiscal Year 1999 Restructuring Costs

  In March 1999, the Company approved a plan for its American Color division, which was designed to consolidate certain facilities in order to improve asset utilization and operational efficiency, modify the organizational structure as a result of facility consolidation and other changes and reduce overhead and other costs. Approximately $3.1 million of these costs were paid or settled before March 31, 2000. During the fiscal years ended March 31, 2003, 2002 and 2001, $0.1 million, $0.3 million and $1.1 million of these costs were paid, respectively.

  Other Special Charges

  The Company recorded an impairment charge of approximately $0.5 million in the fourth quarter of the fiscal year ended March 31, 2003 to reflect the decision to abandon certain Company assets. The provision was based on a review of the Company's long-lived assets in accordance with SFAS 144. This impairment charge is classified within restructuring costs and other special charges in the consolidated statement of operations.

  The Company also recorded an impairment charge of approximately $4.3 million in the fourth quarter of the fiscal year ended March 31, 2002 to reflect the decision to abandon certain company assets. The provision was based on a review of the Company's long-lived assets in accordance with SFAS 121. This impairment charge is classified within restructuring costs and other special charges in the consolidated statement of operations.

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

  The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (newspaper Sunday comics, comic insert advertising and comic books), and other publications. The Company's premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA as calculated by management, which is defined as earnings before net interest expense, income tax expense (benefit), depreciation, amortization, other non-cash expenses, other special charges related to asset write-offs and write-downs, other expense (income) and restructuring costs. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

  The Company's reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company's reportable segments are attributed to or located in the United States.

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Fiscal Year 2003
Segment revenues	$457,535	59,604	3,166	520,305
EBITDA as calculated by management	$50,433	11,514	(4,477)	57,470
Depreciation and amortization	(19,760)	(4,336)	(355)	(24,451)
Other special charges — SFAS 144	(197)	(334)	—	(531)
Restructuring costs	(614)	(577)	—	(1,191)

Operating income (loss)	29,862	6,267	(4,832)	31,297
Interest expense	—	—	(28,674)	(28,674)
Interest income	—	—	90	90
Other, net	(345)	(305)	(819)	(1,469)
Income tax expense	—	—	(1,559)	(1,559)

Net income (loss)	$29,517	5,962	(35,794)	(315)
Total assets	$250,041	17,403	10,997	278,441
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$26,534	2,118	—	28,652
(In thousands)
Fiscal Year 2002
Segment revenues	$470,802	68,406	3,213	542,421
EBITDA as calculated by management	$62,737	11,508	(4,034)	70,211
Depreciation and amortization	(22,147)	(5,225)	(3,827)	(31,199)
Other special charges — SFAS 121	(3,875)	(407)	—	(4,282)
Restructuring costs	(6,491)	(2,147)	—	(8,638)

Operating income (loss)	30,224	3,729	(7,861)	26,092
Interest expense	—	—	(29,973)	(29,973)
Interest income	—	—	167	167
Other, net	27	(400)	(264)	(637)
Income tax benefit	—	—	5,073	5,073

Net income (loss)	$30,251	3,329	(32,858)	722
Total assets	$240,818	20,906	18,789	280,513
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$21,851	2,460	239	24,550

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Fiscal Year 2001
Segment revenues	$517,281	82,740	6,018	606,039
EBITDA as calculated by management	$74,162	17,211	(3,068)	88,305
Depreciation and amortization	(24,380)	(5,666)	(4,640)	(34,686)
Other special charges — SFAS 121	—	—	—	—
Restructuring costs	—	—	—	—

Operating income (loss)	49,782	11,545	(7,708)	53,619
Interest expense	—	—	(33,042)	(33,042)
Interest income	—	—	113	113
Other, net	33	(856)	(371)	(1,194)
Income tax benefit	—	—	4,927	4,927

Net income (loss)	$49,815	10,689	(36,081)	24,423
Total assets	$256,786	28,457	16,959	302,202
Total goodwill	$66,736	2,824	—	69,560
Total capital expenditures	$19,492	5,539	240	25,271

(17) Subsequent Event

  On June 5, 2003, the Company sold Digiscope for a de minimis amount. In Fiscal Year 2003, Digiscope contributed $3.2 million in sales and operated at a net loss of approximately $1.0 million. The Company anticipates that the disposal of Digiscope will result in a pre-tax loss of approximately $0.6 million to $0.8 million in the first quarter of the fiscal year ending March 31, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2003). All directors hold office until their successors are duly elected and qualified.

Name	Age	Position with Graphics and/or Holdings
Stephen M. Dyott	51	Chairman, President, Chief Executive Officer and Director
Timothy M. Davis	48	Senior Vice President/Administration, Secretary and General Counsel
Patrick W. Kellick	45	Senior Vice President/Chief Financial Officer and Assistant Secretary
Joseph M. Milano	50	Executive Vice President, Retail and Newspaper Operations of Graphics
Stuart R. Reeve	39	President, Retail and Newspaper Services of Graphics
Larry R. Williams	62	Executive Vice President, Purchasing of Graphics
Kathleen A. DeKam	42	President of American Color
Angela C. Marshall	40	Corporate Controller/Chief Accounting Officer
Eric T. Fry	36	Director
Michael C. Hoffman	40	Director
Jonathan W. Gutstein	37	Director

        Stephen M. Dyott has been the Chairman and Chief Executive Officer of Graphics and Holdings since September 1996, President of Holdings since February 1995, President of Graphics since 1991and Director of Graphics and Holdings since September 1994. Mr. Dyott was Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996. Prior to joining Graphics, Mr. Dyott was the Vice President and General Manager—Flexible Packaging of American National Can Company ("ANCC") from 1988 to 1991 and the Vice President and General Manager—Tube Packaging of ANCC from 1985 to 1987.

        Timothy M. Davis has been the Senior Vice President/Administration, Secretary and General Counsel of Holdings and Graphics since 1989. Prior to joining Holdings and Graphics, Mr. Davis was the Assistant General Counsel of MacMillan, Inc., counsel to affiliates of Maxwell Communication Corporation North America from January 1989 to June 1989 and an attorney in private practice from 1981 to 1989.

        Patrick W. Kellick has been the Senior Vice President and Chief Financial Officer of Holdings and Graphics since 2002 and Assistant Secretary of Holdings and Graphics since 1995. Prior to 2002, Mr. Kellick was the Senior Vice President/Corporate Controller of Holdings and Graphics from 1997 to 2002, Vice President/Corporate Controller of Holdings and Graphics from 1989 to 1997 and Corporate Controller of Graphics from 1987 to 1989. Prior to joining Holdings and Graphics, he served in various financial positions with Williams Precious Metals (a division of Brush Wellman, Inc.) from 1984 to 1987, including Chief Financial Officer from 1986 to 1987 and was an Auditor with KPMG from 1979 to 1984.

        Joseph M. Milano has been the Executive Vice President, Retail and Newspaper Operations of Graphics since 2002. Prior to 2002, Mr. Milano was the Executive Vice President and Chief Financial Officer of Holdings and Graphics from 1997 to 2002, Senior Vice President and Chief Financial Officer of Holdings and Graphics from 1994 to 1997 and Vice President—Finance of Holdings and Graphics from 1992 to 1994. Prior to joining Holdings and Graphics, he was the Vice President and Chief Financial Officer of Farrel Corporation from 1989 to 1992 and the Vice President and Chief Financial Officer of Electronic Mail Corporation of America from 1984 to 1988.

        Stuart R. Reeve has been the President, Retail and Newspaper Services of Graphics since 2002. Prior to 2002, Mr. Reeve served as the Executive Vice President, Operations of Graphics from 1999 to 2002, Executive Vice President Sales and Marketing of Graphics from 1997 to 1999, Senior Vice President Commercial Sales of Graphics from 1995 to 1997, Vice President Sales—Midwest of Graphics from 1994 to 1995, Vice President Sales—West of Graphics from 1991 to 1994 and as a Sales Executive of Graphics from 1989 to 1991.

        Larry R. Williams has been the Executive Vice President, Purchasing of Graphics since 1997. Prior to 1997, Mr. Williams served as Senior Vice President—Purchasing, Marketing and Newspaper Sales of Graphics from 1996 to 1997 and Senior Vice President of Purchasing / Transportation of Graphics from 1993 to 1996. Prior to joining Holdings and Graphics, he was an Independent Management Consultant from 1992 to 1993 and Senior Vice President, Operations Support for Ryder Systems from 1990 to 1992.

        Kathleen A. DeKam has been the President of American Color since 1998. Prior to 1998, Ms. DeKam was the Vice President of Human Resources of American Color from 1996 to 1998, Director of Human Resources of American Color from 1995 to 1996 and Manager of Human Resources for various print plants of Graphics from 1986 to 1995. Prior to joining Graphics, she was the Manager of Human Resources for The Diamond Center from 1985 to 1986 and was a Personnelman U. S. Navy from 1980 to 1985.

        Angela C. Marshall has been the Corporate Controller of Holdings and Graphics since 2002. Prior to 2002, Ms. Marshall was the Assistant Corporate Controller of Holdings from 1999 to 2002, Director of Corporate Accounting and Financial Reporting of Graphics from 1998 to 1999 and Financial Reporting Manager of Graphics from 1994 to 1998. Prior to joining Graphics, she was the Manager of Financial Controls of Berol Corporation from 1993 to 1994, Corporate Controller of QSC Finishing, Inc. from 1990 to 1993, Controller of Maryland Farms Development Company from 1988 to 1990 and an Auditor with KPMG from 1984 to 1988.

        Eric T. Fry has been a Director of Graphics and Holdings since 1996. Mr. Fry is a Managing Director of Morgan Stanley Capital Partners. He joined Morgan Stanley & Co. Incorporated in 1989. He is also a Director of EnerSys Inc., Direct Response Corporation, Homesite Group, LifeTrust America, Vanguard Health Systems and The Underwriter Holdings Company Limited.

        Michael C. Hoffman has been a Director of Graphics and Holdings since 2003. Mr. Hoffman is a Managing Director of Morgan Stanley Capital Partners. He joined Morgan Stanley & Co. Incorporated in 1986 and worked in the firm's Strategic Planning Group prior to joining Morgan Stanley Capital Partners in 1990. He is also a Director of Aventine Renewable Energy.

        Jonathan W. Gutstein has been a Director of Graphics and Holdings since 2003. Mr. Gutstein is an Executive Director of Morgan Stanley Capital Partners. He joined Morgan Stanley & Co. Incorporated in 1987 and is currently an Executive Director of Morgan Stanley Capital Partners.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table presents information concerning compensation for services to Holdings and Graphics during Fiscal Years 2003, 2002 and 2001 of the Chief Executive Officer and the four other most highly compensated executive officers who we refer to as the Named Executive Officers of Holdings and/or Graphics.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Period	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Award(s)	Securities Underlying Options/ SAR's (#)	LTIP Payouts	All Other Compen- sation
Stephen M. Dyott	Fiscal Year 2003	$575,000	$425,000	—	—	—	—	—
Chairman, President,	Fiscal Year 2002	$575,000	$700,000	—	—	—	—	—
Chief Executive	Fiscal Year 2001	$575,000	$1,425,000	—	—	—	—	—
Officer & Director
Larry R. Williams	Fiscal Year 2003	$350,000	$200,000	—	—	—	—	—
Executive Vice President,	Fiscal Year 2002	$350,000	$175,000	—	—	—	—	—
Purchasing of Graphics	Fiscal Year 2001	$300,000	$225,000	—	—	—	—	—
Timothy M. Davis	Fiscal Year 2003	$295,000	$125,000	—	—	—	—	—
Senior Vice President/	Fiscal Year 2002	$295,000	$200,000	—	—	—	—	—
Administration, Secretary	Fiscal Year 2001	$295,000	$325,000	—	—	—	—	—
& General Counsel
Joseph M. Milano	Fiscal Year 2003	$330,000	$75,000	—	—	—	—	—
Executive Vice President,	Fiscal Year 2002	$330,000	$300,000	—	—	—	—	—
Retail and Newspaper	Fiscal Year 2001	$330,000	$425,000	—	—	—	—	—
Operations of Graphics
Stuart Reeve	Fiscal Year 2003	$350,000	$50,000	—	—	360	—	—
President, Retail and	Fiscal Year 2002	$300,000	$200,000	—	—	—	—	—
Newspaper Services	Fiscal Year 2001	$300,000	$260,000	—	—	—	—	—
of Graphics

Option/SAR Grants in Last Fiscal Year

        The following table presents information concerning the options granted to the Named Executive Officers during the last fiscal year.

Individual Grants					Alternative To (f) and (g) Grant Date Value
Name	Number of Securities Underlying Options/SAR's Granted (#)	% of Total Options/SAR's Granted to Employees in Fiscal Year 2003	Exercise or Base Price ($/sh)	Expiration Date	Grant Date Present Value ($)
Common Stock Option Plans (a)
Stuart R. Reeve	360	12%	.01	04/01/2012	123,743 (b	)
Preferred Stock Option Plan
None

(a)
Options granted pursuant to the Common Stock Option Plan have a vesting schedule providing for 25% vesting on the first anniversary of the date of grant and an additional 25% vesting on each of the next three anniversaries of the date of grant.

(b)
The grant date present value shown in the table is based on calculations using a Black-Scholes option pricing model with the following weighted-average assumptions at the date of grant: risk free interest rate of 3.56%; no annual dividend yield; volatility factor of 0; and an expected option life of five years.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

        The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SAR's at 3/31/03 Exercisable/Unexercisable (#)	Value of Unexercised In-the-Money Options/ SAR's at 3/31/03 Exercisable/Unexercisable ($)
Common Stock Option Plans (a)
Stephen M. Dyott	7,317.75	73.18	0 / 0		(a)
Larry R. Williams	931.00	9.31	0 / 0		(a)
Timothy M. Davis	1,976.00	19.76	0 / 0		(a)
Joseph M. Milano	3,993.25	39.93	0 / 0		(a)
Stuart R. Reeve	1,279.75	12.80	0 / 470.25		(a)
Preferred Stock Option Plan (b)
Stephen M. Dyott	—	—	292 / 0	1,555,811 / 0	(b)
Timothy M. Davis	—	—	88 / 0	468,875 / 0	(b)
Joseph M. Milano	—	—	175 / 0	932,421 / 0	(b)

(a)
Holdings' common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. At March 31, 2003 we believe the fair market value to be $0 per share of Common Stock.

(b)
Holdings' preferred stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. The values set forth in the table are based on our estimate of the fair market value of the preferred stock at March 31, 2003.

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

        At March 31, 2003, all of the Named Executive Officers had vested in the Pension Plan. At March 31, 2003, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Larry R. Williams (1 year, 5 months; $3,192), Timothy M. Davis (5 years, 5 months; $11,700), Joseph M. Milano (2 years, 7 months; $5,820) and Stuart R. Reeve (5 years, 4 months; $9,185).

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

Supplemental Executive Retirement Plan

        In October 1994, we approved a new Supplemental Executive Retirement Plan, which is a defined benefit plan, for the Named Executive Officers, three other current executives and one former executive. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Williams, Davis and Milano and July 1, 1997 through June 30, 2002 for Messr. Reeve) and retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. The Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

Stephen M. Dyott	$100,000
Larry R. Williams	$50,000
Timothy M. Davis	$75,000
Joseph M. Milano	$100,000
Stuart R. Reeve	$50,000

        Such benefits will be paid from our assets (see note 8 to our consolidated financial statements appearing elsewhere in this Report).

Compensation of Directors

        Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

        On October 19, 1998, Graphics entered into an employment agreement with Stephen M. Dyott, which we refer to as the Dyott Employment Agreement, which replaced the agreement entered into by Graphics and Mr. Dyott on April 3, 1993. The Dyott Employment Agreement has an initial term of three years. The term under the Dyott Employment Agreement is automatically extended for one-year periods absent at least one year's written notice of an intent by either party not to renew. The Dyott Employment Agreement provides for the payment of an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics' senior executives generally.

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

        Graphics is also party to an employment agreement dated as of September 1, 1995, with Larry R. Williams, which provides for an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics' senior executives generally. The term of Mr. William's agreement provided for an initial period of two years with one year automatic extensions. Such agreement also provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above, or by the employee for "good reason", as defined above, the employee will be entitled to base salary continuation for two years following termination. The employment agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

        On July 15, 1998, Graphics entered into severance agreements with Timothy M. Davis and Joseph M. Milano which provide that in the event the employee's employment is terminated by Graphics without "cause", as defined above (but also including as "cause" competition with Graphics), or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for three years following termination. The severance agreements contain confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the third anniversary of the date employment has ceased.

        On August 1, 1999, Graphics also entered into a severance agreement with Stuart R. Reeve which provides that in the event the employee's employment is terminated by Graphics without "cause", as defined above (but also including as "cause" competition with Graphics), or by the employee for "good reason", as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. Such base salary payments will be reduced, after the first twelve months from the date of termination, to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

Compensation Committee Interlocks and Insider Participation

        We do not maintain a formal compensation committee. Stephen M. Dyott sets compensation in conjunction with the Board of Directors.

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

Ten Year Option / SAR Repricings

Name	Repricing Date	Number of Securities Underlying Options/SARs Repriced or Amended (#)	Market Price of Stock at Time of Repricing or Amendment ($)	Exercise Price at Time of Repricing ($)	New Exercise Price ($)	Length of Original Option Term Remaining at Date of Repricing or Amendment
Stephen M. Dyott Chairman, President, Chief Executive Officer and Director	01/16/98 01/16/98 01/16/98 01/16/98	1,761 380 859 2,300	— — — —	50 50 50 50	.01 ..01 ..01 ..01	8 yrs. 6 mo. 7 yrs. 6 mo. 6 yrs. 5 mo. 5 yrs. 0 mo.
Larry R. Williams Executive Vice President, Purchasing of Graphics	01/16/98 01/16/98	125 526	— —	50 50	..01 ..01	8 yrs. 6 mo. 6 yrs. 5 mo.
Timothy M. Davis Senior Vice President, Administration, Secretary and General Counsel	01/16/98 01/16/98 01/16/98	290 535 255	— — —	50 50 50	..01 ..01 ..01	8 yrs. 6 mo. 6 yrs. 5 mo. 5 yrs. 0 mo.
Joseph M. Milano Executive Vice President, Retail and Newspaper Operations of Graphics	01/16/98 01/16/98 01/16/98 01/16/98	760 614 688 102	— — — —	50 50 50 50	..01 ..01 ..01 ..01	8 yrs. 6 mo. 7 yrs. 6 mo. 6 yrs. 5 mo. 5 yrs. 0 mo.
Stuart R. Reeve President, Retail and Newspaper Services of Graphics	01/16/98 01/16/98 01/16/98	91 140 420	— — —	50 50 50	..01 ..01 ..01	8 yrs. 6 mo. 7 yrs. 6 mo. 6 yrs. 5 mo.
Patrick W. Kellick Senior Vice President/ Chief Financial Officer and Assistant Secretary	01/16/98 01/16/98	257 105	— —	50 50	..01 ..01	8 yrs. 6 mo. 6 yrs. 5 mo.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information, as of March 31, 2003, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

Name	Shares of Holdings Common Stock	Percent of Class	Shares of Holdings Preferred Stock	Percent of Class
The Morgan Stanley Leveraged Equity Fund II, L.P. 1585 Broadway New York, NY 10036	59,450.0	36.3	2,727.3	52.2
MSCP III Entities (a) 1585 Broadway New York, NY 10036	23,333.0	14.2	1,070.4	20.5
First Plaza Group Trust c/o Mellon Bank, N.A. 1 Mellon Bank Center Pittsburgh, PA 15258	17,000.0	10.4	779.8	14.9
Bost & Co. c/o Boston Safe Deposit & Trust Co. 120 Broadway, 13th Floor New York, NY 10271	6,537.3	4.0	299.9	5.7
Directors and Named Executive Officers:
Stephen M. Dyott (b)	14,970.0	9.1	314.9	5.7
Larry R. Williams	1,809.0	1.1	—	—
Timothy M. Davis (c)	3,618.0	2.2	88.0	1.7
Joseph M. Milano (d)	7,235.0	4.4	175.0	3.2
Stuart R. Reeve (e)	2,229.7	1.4	—	—
Eric T. Fry	—	—	—	—
Michael C. Hoffman	—	—	—	—
Jonathan W. Gutstein	—	—	—	—
All directors and executive officers as a group (11 persons, including Messrs. Dyott, Williams, Davis, Milano and Reeve) (f)	33,077.5	20.2	605.0	10.4

(a)
Includes Morgan Stanley Capital Partners III, L.P., Morgan Stanley Capital Investors, L.P. and MSCP III 892 Investors, L.P.

(b)
Includes 292 preferred stock options exercisable within 60 days.

(c)
Includes 88 preferred stock options exercisable within 60 days.

(d)
Includes 175 preferred stock options exercisable within 60 days.

(e)
Includes 90 common stock options exercisable within 60 days.

(f)
Includes 90 common stock options and 582 preferred stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Stockholders' Agreement.    Holdings, The Morgan Stanley Leveraged Equity Fund II, L.P. ("MSLEF II"), other entities affiliated with Morgan Stanley & Co. Incorporated ("MS&Co. Inc.") MSLEF II and MS&Co. Inc. collectively ("MSCP Funds") and other stockholders of Holdings entered into an amended and restated stockholders' agreement, dated as of August 14, 1995. The stockholders' agreement includes provisions requiring the delivery of certain shares of Holdings' common stock from the "Purchasers", as defined in the stockholders' agreement, which includes MSLEF II, certain institutional investors and members of management, to Holdings, depending upon the return realized by the Purchasers on their investment, and thereafter from Holdings to the "Existing Holders", as defined in the stockholders' agreement. Depending upon the returns realized by the Purchasers on their investment, their interest in the Holdings' common stock could be reduced and the interest of the Existing Holders could be increased. The stockholders' agreement gives the Existing Holders, the right to designate a director of Holdings and gives certain minority stockholders not affiliated with us the right to designate a director of Holdings. The stockholders' agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders' agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm's length basis.

Tax Sharing Agreement

        Holdings and Graphics are parties to a tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a "stand-alone basis". Each year Graphics pays to Holdings the lesser of (a) Graphics' U. S. federal tax liability computed on a stand-alone basis and (b) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings' losses reduce consolidated tax liability. Reimbursement for the use of such Holdings' losses will occur when the losses may be used to offset Holdings' income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics' obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.

Other

        MSCP Funds is affiliated with entities that beneficially own 51% of the outstanding shares of Common Stock, and 73% of the outstanding shares of Preferred Stock, of Holdings. As of March 31, 2003, Morgan Stanley Senior Funding, Inc., a subsidiary of Morgan Stanley, had a $9.0 million participation in our Bank Credit Agreement. Morgan Stanley Senior Funding, Inc. received interest payments for the fiscal year ended March 31, 2003 based on its participation during the course of the year.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

        As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 14(c) and 15-d – 14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report:

          Reports of Independent Auditors

1 and 2.	Financial Statements: The following Consolidated Financial Statements of Holdings are included in Part II, Item 8:
Consolidated balance sheets—March 31, 2003 and 2002
For the Years Ended March 31, 2003, 2002 and 2001:
Consolidated statements of operations Consolidated statements of stockholders' deficit Consolidated statements of cash flows
Notes to Consolidated Financial Statements
Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.
	Schedules	Page No.
I.	Condensed Financial Information of Registrant: Condensed Financial Statements (parent company only) for the years ended March 31, 2003, 2002 and 2001 and as of March 31, 2003 and 2002	76
II.	Valuation and qualifying accounts	82

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be setforth therein is included in the Consolidated Financial Statements or notes thereto.

  3.
  Exhibits:    The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Graphics, as amended to date*
3.2	Bylaws of Graphics, as amended to date*
3.3	Restated Certificate of Incorporation of Holdings, as amended to date*
3.4	Bylaws of Holdings, as amended to date*

4.1	Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**
10.1	Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto††††
10.1(a)	June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto††††
10.1(b)	February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto****
10.1(c)	November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto†††
10.1(d)	January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto†††††
10.1(e)	March 21, 2002, Fifth Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto††††††
10.1(f)	October 17, 2002, Sixth Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto******
10.1(g)	February 7, 2003, Seventh Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto******
10.2	Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***
10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***
10.4	Severance Letter, dated July 15, 1998, between Graphics and Joseph M. Milano†
10.5	Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis†
10.6	Severance Letter, dated September 1, 1995, between Graphics and Larry Williams†
10.6(a)	Amendment to Severance Letter, dated June 3, 1999, between Graphics and Larry Williams*****
10.7	Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**

10.7(a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††
10.8	Stock Option Plan of Holdings††
10.9	Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation, as Agent, Bankers Trust Company, as Issuing Bank, and the parties signatory thereto††††
10.10	Holdings Common Stock Option Plan††††
10.11	Holdings Preferred Stock Option Plan††††
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993—Registration number 33-65702.
†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999—Commission file number 33-97090.
**	Incorporated by reference from Form S4 filed on September 19, 1995—Registration number 33-97090.
††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995—Registration number 33-97090.
***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000—Commission file number 33-97090.
†††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999—Commission file number 33-97090.
****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998—Commission file number 33-97090.
††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998—Commission file number 33-97090.
*****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999—Commission file number 33-97090.
†††††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000—Commission file number 33-97090.
******	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002—Commission file number 33-97090.
††††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2002—Commission file number 33-97090.
(b)
Reports on Form 8-K:

      ACG did not file any reports on Form 8-K during the three months ended March 31, 2003.

      The following report on Form 8-K was filed during the first quarter of Fiscal Year 2004:

      1.
      Form 8-K filed with the Securities and Exchange Commission on June 11, 2003 under Item 7 and Item 9 to announce ACG's proposal to offer $280 million aggregate principal amount of Senior Second Secured notes due 2010.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Balance Sheets
(Dollars in thousands)

	March 31,
	2003	2002
Assets
Current assets:
Receivable from subsidiary	$606	26
Income taxes receivable	348	611

Total assets	$954	637

Liabilities and Stockholders' Deficit
Liabilities of subsidiary in excess of assets	$108,653	96,657

Total liabilities	108,653	96,657
Stockholders' deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 163,929 and 143,399 shares issued and outstanding at March 31, 2003 and March 31, 2002, respectively	2	1
Preferred stock, $.01 par value, 15,823 shares authorized, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	58,816	58,500
Accumulated deficit	(140,655)	(140,340)
Other accumulated comprehensive loss, net of tax	(25,862)	(14,181)

Total stockholders' deficit	(107,699)	(96,020)

Commitments and contingencies
Total liabilities and stockholders' deficit	$954	637

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Operations
(In thousands)

	Year ended March 31,
	2003	2002	2001
Equity in income (loss) of subsidiary	$(315)	722	24,423

Net income (loss)	$(315)	722	24,423

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

Year ended March 31,
	2003	2002	2001
Cash flows from operating activities	$—	—	—
Cash flows from investing activities	—	—	—
Cash flows from financing activities	—	—	—

Net change in cash	$—	—	—

See accompanying notes to condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
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

        Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2003, Graphics' ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings' obligations pursuant to a tax sharing agreement (see note 4).

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.

	Balance at Beginning of Period	Expense/ (Income)	Write-offs	Other Adjustments	Balance at End of Period
	(In thousands)
Fiscal Year ended March 31, 2003
Allowance for doubtful accounts	$2,557	873	(886)	—	$2,544
Reserve for inventory obsolescence	$390	(1)	(4)	—	$385
Income tax valuation allowance	$23,346	—	— (a)	3,469	$26,815
Fiscal Year ended March 31, 2002
Allowance for doubtful accounts	$3,905	(647)	(701)	—	$2,557
Reserve for inventory obsolescence	$485	(62)	(33)	—	$390
Income tax valuation allowance	$23,469	—	— (b)	(123)	$23,346
Fiscal Year ended March 31, 2001
Allowance for doubtful accounts	$2,945	1,452	(492)	—	$3,905
Reserve for inventory obsolescence	$489	189	(193)	—	$485
Income tax valuation allowance	$36,081	—	— (c)	(12,612)	$23,469
(a)
The increase in the valuation allowance primarily relates to an increase in deferred tax assets arising from an increase in the minimum pension liability, partially offset by a decrease in other temporary differences generating deferred tax assets.

(b)
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
Date

/s/  Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer
ACG Holdings, Inc.
Chairman and Chief Executive Officer
American Color Graphics, Inc.
Director of ACG Holdings, Inc. and American Color Graphics, Inc.	June 11, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick W. Kellick (Patrick W. Kellick)	Senior Vice President Chief Financial Officer and Assistant Secretary	June 11, 2003
/s/ Angela C. Marshall (Angela C. Marshall)	Corporate Controller (Chief Accounting Officer)	June 11, 2003
/s/ Michael C. Hoffman (Michael C. Hoffman)	Director	June 11, 2003
/s/ Eric T. Fry (Eric T. Fry)	Director	June 11, 2003
/s/ Jonathan W. Gutstein (Jonathan W. Gutstein)	Director	June 11, 2003

CERTIFICATIONS

        I, Stephen M. Dyott, Chief Executive Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of ACG Holdings, Inc. and American Color Graphics, Inc., collectively (the "Company");

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Stephen M. Dyott Stephen M. Dyott Chief Executive Officer

CERTIFICATIONS

        I, Patrick W. Kellick, Chief Financial Officer, certify that:

  1.
  I have reviewed this annual report on Form 10-K of ACG Holdings, Inc. and American Color Graphics, Inc., collectively (the "Company");

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Patrick W. Kellick Patrick W. Kellick Chief Financial Officer

ACG HOLDINGS, INC.
Annual Report on Form 10-K
Fiscal Year Ended March 31, 2002
Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Graphics, as amended to date*
3.2	By-laws of Graphics, as amended to date*
3.3	Restated Certificate of Incorporation of Holdings, as amended to date*
3.4	By-laws of Holdings, as amended to date*
4.1	Indenture (including the form of Note), dated as of August 15, 1995, among Graphics, Holdings and NationsBank of Georgia, National Association, as Trustee**
10.1	Credit Agreement, dated as of August 15, 1995 and Amended and Restated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto††††
10.1(a)	June 8, 1998, First Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto††††
10.1(b)	February 3, 1999, Second Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto****
10.1(c)	November 9, 1999, Third Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto†††
10.1(d)	January 26, 2001, Fourth Amendment of Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto †††††
10.1(e)	March 21, 2002, Fifth Amendment to Amended and Restated Credit Agreement dated as of May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto††††††
10.1(f)	October 17, 2002, Sixth Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto******
10.1(g)	February 7, 2003, Seventh Amendment to Amended and Restated Credit Agreement dated May 8, 1998, among Holdings, Graphics, GE Capital Corporation as Documentation Agent, Morgan Stanley Senior Funding, Inc. as Syndication Agent, Bankers Trust Company as Administrative Agent and the parties signatory thereto******
10.2	Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***
10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***

10.4	Severance Letter, dated July 15, 1998, between Graphics and Joseph M. Milano†
10.5	Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis†
10.6	Severance Letter, dated September 1, 1995, between Graphics and Larry Williams†
10.6(a)	Amendment to Severence Letter, dated June 3, 1999, between Graphics and Larry Williams*****
10.7	Amended and Restated Stockholders' Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**
10.7(a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders' Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††
10.8	Stock Option Plan of Holdings††
10.9	Term Loan Agreement, dated as of June 30, 1997, among Holdings, Graphics, BT Commercial Corporation as Agent, Bankers Trust Company as Issuing Bank, and the parties signatory thereto††††
10.10	Holdings Common Stock Option Plan††††
10.11	Holdings Preferred Stock Option Plan††††
12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993—Registration number 33-65702.
†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999—Commission file number 33-97090.
**	Incorporated by reference from Form S-4 filed on September 19, 1995—Registration number 33-97090.
††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995—Registration number 33-97090.
***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000—Commission file number 33-97090.
†††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999—Commission file number 33-97090.
****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 1998—Commission file number 33-97090.
††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998—Commission file number 33-97090.
*****	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999—Commission file number 33-97090.
†††††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2000—Commission file number 33-97090.
******	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002—Commission file number 33-97090.
††††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2002—Commission file number 33-97090.

QuickLinks

INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 6. SELECTED FINANCIAL DATA
ACG Holdings, Inc. Selected Financial Data
NOTES TO SELECTED FINANCIAL DATA
Fiscal Year 2003 vs. Fiscal Year 2002
Fiscal Year 2002 vs. Fiscal Year 2001
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Auditors
ACG HOLDINGS, INC. Consolidated Balance Sheets (In thousands)
ACG HOLDINGS, INC. Consolidated Balance Sheets (Dollars in thousands, except par values and liquidation preference)
ACG HOLDINGS, INC. Consolidated Statements of Operations (In thousands)
ACG HOLDINGS, INC. Consolidated Statements of Stockholders' Deficit (In thousands)
ACG HOLDINGS, INC. Consolidated Statements of Cash Flows (In thousands)
ACG HOLDINGS, INC. Consolidated Statements of Cash Flows – Continued (In thousands)
ACG HOLDINGS, INC. Notes to Consolidated Financial Statements
ACG HOLDINGS, INC. Notes to Consolidated Financial Statements
ACG HOLDINGS, INC. Notes to Consolidated Financial Statements
ACG HOLDINGS, INC. Notes to Consolidated Financial Statements
PART III
  ITEM 11. EXECUTIVE COMPENSATION
Option/SAR Grants in Last Fiscal Year
Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
Ten Year Option / SAR Repricings
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ACG HOLDINGS, INC. Parent Company Only Condensed Balance Sheets (Dollars in thousands)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ACG HOLDINGS, INC. Parent Company Only Condensed Statements of Operations (In thousands)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ACG HOLDINGS, INC. Parent Company Only Condensed Statements of Cash Flows (In thousands)
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT ACG HOLDINGS, INC. Parent Company Only Notes to Condensed Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ACG HOLDINGS, INC.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS