Form 10-Q
period 2003-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2003-11-06
CIK 856710, 856709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

AMERICAN COLOR GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

New York	16-1003976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Winners Cirlce Brentwood, Tennessee 37027 (615) 377-0377
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

Yes ☐ No ☒

ACG Holdings, Inc. has 163,929 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2003 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $3,165 and $2,544 at September 30, 2003 and March 31, 2003, respectively	48,032	49,402
Income tax receivable	185	233
Other	2,921	2,227
Total receivables	51,138	51,862

Inventories	10,523	10,203
Deferred income taxes	2,442	6,246
Prepaid expenses and other current assets	4,560	4,296
Current assets of discontinued operations	—	866
Total current assets	68,663	73,473

Property, plant and equipment	312,258	310,180
Less accumulated depreciation	(183,953)	(183,167)
Net property, plant and equipment	128,305	127,013

Excess of cost over net assets acquired	66,548	66,548

Deferred financing costs	12,687	3,335
Other assets	7,535	7,790
Long-term assets of discontinued operations	—	282

Total assets	$283,738	278,441

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par values and liquidation preference)

	September 30, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current installments of long-term debt and capitalized leases	$5,729	31,698
Trade accounts payable	39,363	39,044
Accrued expenses	35,732	32,302
Current liabilities of discontinued operations	—	249
Total current liabilities	80,824	103,293

Long-term debt and capitalized leases, excluding current installments	295,570	200,059
Deferred income taxes	11,069	2,023
Other liabilities	79,332	80,765
Total liabilities	466,795	386,140

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 163,929 shares issued and outstanding	2	2
Preferred stock, $.01 par value, 15,823 shares authorized, none issued and outstanding as of September 30, 2003, as of March 31, 2003, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	1,988	58,816
Accumulated deficit	(160,234)	(140,655)
Other accumulated comprehensive loss, net of tax	(24,813)	(25,862)

Total stockholders’ deficit	(183,057)	(107,699)

Total liabilities and stockholders’ deficit	$283,738	278,441

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002

Sales	$115,280	130,076
Cost of sales	100,606	112,321
Gross profit	14,674	17,755
Selling, general and administrative expenses	8,954	8,941
Restructuring costs	2,000	—
Operating income	3,720	8,814
Other expense (income):
Interest expense	10,110	7,096
Interest income	(6)	(21)
Loss on early extinguishment of debt	3,196	—
Other, net	175	179
Total other expense	13,475	7,254

Income (loss) from continuing operations before income taxes	(9,755)	1,560

Income tax expense:
Current	102	150
Deferred	12,823	148
Total income tax expense	12,925	298

Income (loss) from continuing operations	(22,680)	1,262
Discontinued operations:
Loss from operations, net of $0 tax	—	140

Net income (loss)	$(22,680)	1,122

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002

Sales	$236,967	257,531
Cost of sales	203,592	218,803
Gross profit	33,375	38,728
Selling, general and administrative expenses	16,323	17,020
Restructuring costs	2,000	—
Operating income	15,052	21,708
Other expense (income):
Interest expense	17,301	14,305
Interest income	(7)	(77)
Loss on early extinguishment of debt	3,196	—
Other, net	211	482
Total other expense	20,701	14,710

Income (loss) from continuing operations before income taxes	(5,649)	6,998
Income tax expense:
Current	624	726
Deferred	12,850	189
Total income tax expense	13,474	915

Income (loss) from continuing operations	(19,123)	6,083
Discontinued operations:
Loss from operations, net of $0 tax	12	502
Loss on sale, net of $0 tax	444	—

Net income (loss)	$(19,579)	5,581

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002

Cash flows provided (used) by operating activities:

Net income (loss)	$(19,579)	5,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,829	11,187
Depreciation related to discontinued operations	26	237
Amortization of other assets	313	269
Amortization of deferred financing costs	1,037	769
Write-off of deferred financing costs	3,196	—
Deferred income tax expense	12,850	189
Discontinued operations, net of tax	430	365
Decrease in working capital and other	2,858	2,351
Net cash provided by operating activities	12,960	20,948

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(10,105)	(20,845)
Proceeds from sales of property, plant and equipment	24	11
Other	271	40
Net cash used by investing activities	(9,810)	(20,794)

Cash flows provided (used) by financing activities:

Repayment of long-term debt, net	(39,185)	(8,066)
Net increase in revolver borrowings	—	9,290
Repayment of 12¾% senior subordinated notes	(170,055)	(1,700)
Proceeds from issuance of 10% senior second secured notes	280,000	—
Repayment of capital lease obligations	(3,253)	(3,859)
Repayment of capital lease obligations – discontinued operations	—	(100)
Payment of deferred financing costs	(13,585)	(264)
Repurchase and retire preferred stock and cancel preferred stock options	(56,942)	—
Other, net	—	(2)
Net cash used by financing activities	(3,020)	(4,701)

Effect of exchange rates on cash	(130)	—
Net change in cash	—	(4,547)

Cash:
Beginning of period	—	4,547

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$2,035	725

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Description of the Company

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”), (collectively the “Company”).  Holdings owns 100% of the outstanding voting shares of Graphics.  The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The operating results for the three and six-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2003 and the Company’s Post-Effective Amendment No. 9 to Registration Statement No. 33-97090 on Form S-1.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain prior period information has been reclassified to conform to current period presentation.

2.     Discontinued Operations

In June 2003, the Company sold its digital visual effects business, (“Digiscope”), for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefits.  The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.  Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for the three and six months ended September 30, 2002 have been reclassified and presented within discontinued operations.

3.     Inventories

The components of inventories are as follows (in thousands):

	September 30, 2003	March 31, 2003
Paper	$8,422	7,973
Ink	154	164
Supplies and other	1,947	2,066
Total inventories	$10,523	10,203

4.   July 3, 2003 Refinancing Transactions

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”).  Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

•      the repayment of all amounts outstanding under the old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•      the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•      effective August 3, 2003, the redemption of all of the 12¾% Senior Subordinated Notes Due 2005 (the “12¾% Notes”), at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, the Company repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million.  The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

In connection with the 2003 Refinancing, the Company incurred $13.2 million of deferred financing fees through September 30, 2003.  Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes.  The Company also incurred a charge of approximately $3.2 million in the quarter ended September 30, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Notes.  In addition, the Company recorded incremental interest expense of approximately $1.7 million in the quarter ended September 30, 2003 as a result of the 30 day call provision related to the 12¾% Notes.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million.  Borrowings under the Revolving Credit Facility are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and a $35 million sublimit based upon the appraised value of eligible machinery and equipment and real estate.

The Revolving Credit Facility is secured by substantially all of the assets of Graphics.  Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock.

Amounts outstanding under the Revolving Credit Facility bear interest at an initial rate equal to, at the Company’s option, (a) an alternate base rate, plus an applicable margin of 1.50% or (b) a reserve adjusted LIBOR rate, plus an applicable margin of 2.50%.  The applicable margins under both rate structures are subject to periodic downward adjustment based upon the attainment of certain fixed charge coverage ratio levels.

The Revolving Credit Facility contains customary affirmative and negative covenants, including but not limited to:

•      a minimum fixed charge coverage ratio requirement; and

•      limitations on acquisitions and investments, new subsidiaries, uses of proceeds, indebtedness, liens, dividends and distributions, prepayments of certain indebtedness, affiliate transactions, loans, asset dispositions and Holdings’ business operations.

5.   Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).

Total comprehensive income (loss) for the three and six months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$(22,680)	1,122	(19,579)	5,581
Foreign currency translation adjustment, net of tax	(7)	(462)	1,049	186

Total comprehensive income (loss)	$(22,687)	660	(18,530)	5,767

6.   Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations.

The Company recorded income tax expense of $12.9 million and $13.5 million for the three and six months ended September 30, 2003, respectively compared to $0.3 million and $0.9 million for the three and six months ended September 30, 2002, respectively.  The increase in income tax expense in both the three and six months ended September 30, 2003 is primarily due to an adjustment to increase the deferred tax asset valuation allowance by $12.8 million.  This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions in SFAS 109 that restrict the Company’s ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized.  The change in circumstances arises from an assessment of the current economic climate, particularly the continuance of competitive pricing pressures in the industry, and the expected increase in annual interest costs arising from the issuance of the 10% Notes that have provided negative evidence about the Company’s ability to realize certain deferred tax assets.  The Company will reverse its valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets.

7.   Commitments and Contingencies

The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained.  In addition, the Company has a consulting agreement with one former employee.  The aggregate commitment for future compensation at September 30, 2003, excluding bonuses, was approximately $1.8 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations.  In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases.  The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at September 30, 2003 is $47.0 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” also known as “Superfund”) at a solvent recovery operation that closed in 1989.  Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition.  Based upon an analysis of Graphics’ volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its condensed consolidated balance sheet at September 30, 2003. The Company believes this amount is adequate to cover such liability.

The Company has been named as a defendant in several legal actions arising from its normal business activities.  In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the condensed consolidated financial statements of the Company.

8.   Restructuring Costs

Fiscal Year 2004 Restructuring Costs

In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003.  This charge was classified within restructuring costs in the accompanying condensed consolidated statements of operations in the three and six month periods ended September 30, 2003.  The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  The restructuring charge is composed of severance and related termination benefits.

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2003 (in thousands):

	Restructuring Reserve	Activity	09/30/03 Restructuring Reserve Balance

Severance and other employee costs	$1,775	(168)	1,607

As of September 30, 2003, the Company believes the restructuring reserve of approximately $1.6 million is adequate.  The Company anticipates that approximately $0.5 million of the restructuring balance will be paid by March 31, 2004, approximately $0.7 million will be paid by March 31, 2005, approximately $0.3 million will be paid by March 31, 2006 and the remaining $0.1 million will be paid by March 31, 2007.  These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility.

Fiscal Year 2003 Restructuring Costs

In the fourth quarter of the fiscal year ended March 31, 2003, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included the closing of a premedia services facility in Nashville, Tennessee, a reduction of personnel in both the print and premedia services segments and the elimination of certain administrative personnel.  These combined actions resulted in the elimination of 30 positions within the Company.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003.  This charge was classified within restructuring costs and other special charges in the consolidated statements of operations in the fiscal year ended March 31, 2003.  The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146.  The restructuring charge is primarily composed of severance and related termination benefits.

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2003 (in thousands):

	03/31/03 Restructuring Reserve Balance	Activity	09/30/03 Restructuring Reserve Balance
Severance and other employee costs	$979	(657)	322
Other costs	103	(87)	16
	$1,082	(744)	338

The process of closing a premedia services facility, and the elimination of certain personnel within the Company was completed by March 31, 2003.  During the fiscal year ended March 31, 2003, $0.1 million of these costs were paid.  As of September 30, 2003, the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates that the remaining costs will be paid before March 31, 2004.  These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility.

Fiscal Year 2002 Restructuring Costs

In January 2002, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of a print facility in Hanover, Pennsylvania, and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel.  This action resulted in the elimination of 189 positions within the Company.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002.  This charge was classified within restructuring costs and other special charges in the consolidated statements of operations in the fiscal year ended March 31, 2002.  The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provide no future use or functionality.  The Company recorded an additional $0.2 million of restructuring charges related to this plan in the quarter ended September 30, 2003.  This charge relates to future lease commitments and is classified within restructuring costs in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2003.

The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2003 (in thousands):

	03/31/03 Restructuring Reserve Balance	Activity	Additional Reserve	09/30/03 Restructuring Reserve Balance
Severance and other employee costs	$498	(107)	—	391
Lease termination costs	1,311	(347)	225	1,189
Other costs	70	9	—	79
	$1,879	(445)	225	1,659

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company was completed by March 31, 2002.  During the fiscal years ended March 31, 2003 and March 31, 2002, $3.3 million and $3.4 million of these costs were paid, respectively. As of September 30, 2003, the Company believes the restructuring reserve of approximately $1.7 million is adequate. The Company anticipates that $0.6 million of the restructuring reserve balance will be paid by March 31, 2004 and the remaining $1.1 million will be paid by March 31, 2005.  These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility.

9.   Industry Segment Information

The Company has significant operations principally in two industry segments: (1) print and (2) premedia services.  All of the Company’s print business and assets are attributed to the print division and all of the Company’s premedia services business and assets are attributed to the premedia services division.  The Company’s corporate expenses have been segregated and do not constitute a reportable segment.

The Company has two reportable segments: (1) print and (2) premedia services.  The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books), and other publications.  The Company’s premedia services business assists customers in the capture, manipulation, transmission and distribution of images.  The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of each of the segments are the same as those used by the Company in its condensed consolidated financial statements.  The Company evaluates performance based on segment EBITDA as calculated by management, which is defined as earnings before net interest expense, income tax expense, depreciation, amortization, restructuring costs, loss on early extinguishment of debt, other expense (income) and discontinued operations.  This calculation differs from the EBITDA disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations as that definition includes the impact of restructuring costs, loss on early extinguishment of debt, other expense (income) and discontinued operations.  The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices.  Certain reclassifications have been made to prior period balances to conform with the current period presentation.

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million, which is net of zero income tax benefits.  Segment operating results for the three and six months ended September 30, 2002 have been reclassified to present Digiscope’s operating results as a discontinued operation.  In addition, the three and six months ended September 30, 2002 reflect a reclassification to the print segment of certain premedia revenues and expenses performed in the print facilities previously presented within the premedia services segment.  We revised and reclassified the segment reporting to reflect the current approach used by the Chief Operating Decision Maker in evaluating segment operating results.  These reclassifications do not impact the Company’s previously reported consolidated results.

The Company’s reportable segments are business units that offer different products and services.  They are managed separately because each segment requires different technology and marketing strategies.  A substantial portion of the revenue, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

(In thousands)	Print	Premedia Services	Corporate and Other	Total

Six Months Ended September 30, 2003
Segment revenues	$210,508	26,459	—	236,967

EBITDA as calculated by management	$25,834	5,077	(1,717)	29,194

Depreciation and amortization	(10,278)	(1,864)	—	(12,142)
Restructuring costs	(1,716)	(284)	—	(2,000)
Operating income (loss)	13,840	2,929	(1,717)	15,052

Interest expense	—	—	(17,301)	(17,301)
Interest income	—	—	7	7
Loss on early extinguishment of debt	—	—	(3,196)	(3,196)
Other, net	(31)	(24)	(156)	(211)
Income tax expense	—	—	(13,474)	(13,474)
Depreciation from discontinued operations	—	—	(26)	(26)
Discontinued operations excluding depreciation	—	—	(430)	(430)
Net income (loss)	$13,809	2,905	(36,293)	(19,579)

Total assets	$253,881	14,517	15,340	283,738
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$11,461	679	—	12,140

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Six Months Ended September 30, 2002
Segment revenues	$230,486	27,045	—	257,531

EBITDA as calculated by management	$31,463	3,482	(1,781)	33,164

Depreciation and amortization	(9,349)	(2,107)	—	(11,456)
Operating income (loss)	22,114	1,375	(1,781)	21,708

Interest expense	—	—	(14,305)	(14,305)
Interest income	—	—	77	77
Other, net	(201)	(184)	(97)	(482)
Income tax expense	—	—	(915)	(915)
Depreciation from discontinued operations	—	—	(237)	(237)
Discontinued operations excluding depreciation	—	—	(265)	(265)
Net income (loss)	$21,913	1,191	(17,523)	5,581

Total assets	$261,314	20,784	13,365	295,463
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$20,456	1,114	—	21,570

Three Months Ended September 30, 2003
Segment revenues	$102,132	13,148	—	115,280

EBITDA as calculated by management	$10,426	2,362	(1,007)	11,781

Depreciation and amortization	(5,140)	(921)	—	(6,061)
Restructuring costs	(1,716)	(284)	—	(2,000)
Operating income (loss)	3,570	1,157	(1,007)	3,720

Interest expense	—	—	(10,110)	(10,110)
Interest income	—	—	6	6
Loss on early extinguishment of debt	—	—	(3,196)	(3,196)
Other, net	(37)	(17)	(121)	(175)
Income tax expense	—	—	(12,925)	(12,925)
Net income (loss)	$3,533	1,140	(27,353)	(22,680)

Total assets	$253,881	14,517	15,340	283,738
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,307	522	—	5,829

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Three Months Ended September 30, 2002
Segment revenues	$116,446	13,630	—	130,076

EBITDA as calculated by management	$13,725	1,778	(1,030)	14,473

Depreciation and amortization	(4,626)	(1,033)	—	(5,659)
Operating income (loss)	9,099	745	(1,030)	8,814

Interest expense	—	—	(7,096)	(7,096)
Interest income	—	—	21	21
Other, net	(149)	(68)	38	(179)
Income tax expense	—	—	(298)	(298)
Depreciation from discontinued operations	—	—	(114)	(114)
Discontinued operations excluding depreciation	—	—	(26)	(26)
Net income (loss)	$8,950	677	(8,505)	1,122

Total assets	$261,314	20,784	13,365	295,463
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$10,749	886	—	11,635

10.  Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses.  SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS 145 makes various technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.  In accordance with the guidance set forth in SFAS 145, the Company classified the $3.2 million charge incurred in the three and six month periods ended September 30, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Notes as Other expense in the accompanying condensed consolidated statements of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company has evaluated the requirements of FIN 46 and does not expect any effect on its consolidated financial position or operating results.

ACG HOLDINGS, INC.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally.  In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements.  Forward-looking statements are subject to a number of risks and uncertainties.  Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), including, but not limited to:

•      a failure to achieve expected cost reductions or to execute other key strategies,

•      fluctuations in the cost of paper, ink and other key raw materials,

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

•      the demand for our products and services, and

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

Results of Operations

General

In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimus amount.  This resulted in a net loss of approximately $0.4 million in the six months ended September 30, 2003, which is net of zero income tax benefits.  The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are reclassified and presented within discontinued operations in the accompanying condensed consolidated financial statements.  Sales, costs of sales and selling, general and administrative expenses attributable to Digiscope for the three and six months ended September 30, 2002 have been reclassified and presented within discontinued operations.

In July 2003, we implemented a plan to further reduce our selling, general and administrative expenses.  This plan resulted in the termination of four administrative employees.  We recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003 associated with this plan.  This restructuring charge is composed of severance and related termination benefits.  The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146.  We also recorded an additional $0.2 million of restructuring charges related to the Fiscal Year 2002 restructuring plan (see note 8 to our condensed consolidated financial statements) in the quarter ended September 30, 2003.  This charge is related to future lease commitments and is classified within restructuring costs in our condensed consolidated statements of operations for the three and six months ended September 30, 2003.

The following table, including certain reclassifications in prior year results to conform with current year presentation, summarizes our results of operations for the three months ended September 30, 2003 (the “2003 Three-Month Period”), the three months ended September 30, 2002 (the “2002 Three-Month Period”), the six months ended September 30, 2003 (the “2003 Six-Month Period”) and the six months ended September 30, 2002 (the “2002 Six-Month Period”):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Sales:
Print	$102,132	116,446	210,508	230,486
Premedia Services	13,148	13,630	26,459	27,045
Total	$115,280	130,076	236,967	257,531

Gross Profit:
Print	$11,329	14,341	26,333	32,282
Premedia Services	3,348	3,413	7,046	6,445
Other (a)	(3)	1	(4)	1
Total	$14,674	17,755	33,375	38,728

Gross Margin:
Print	11.1%	12.3%	12.5%	14.0%
Premedia Services	25.5%	25.0%	26.6%	23.8%
Total	12.7%	13.7%	14.1%	15.0%

Operating Income (Loss):
Print (b)	$3,570	9,099	13,840	22,114
Premedia Services (b)	1,157	745	2,929	1,375
Other (a)	(1,007)	(1,030)	(1,717)	(1,781)
Total	$3,720	8,814	15,052	21,708

(a)   Includes corporate general and administrative expenses.

(b)   In both the 2003 Three and Six-Month Periods, print and premedia services’ operating incomes include the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

Print

Sales.  In the 2003 Six-Month Period, print sales decreased $20.0 million to $210.5 million from $230.5 million in the 2002 Six-Month Period.  The decrease in the 2003 Six-Month Period includes an increase in customer supplied paper, the impact of competitive pricing pressures and certain changes in product and customer mix.  These decreases were offset in part by increased paper prices and an approximate 3% increase in print production volume. See “—Value Added Revenue and Print Impressions for the Print Segment” below.

In the 2003 Three-Month Period, print sales decreased $14.3 million to $102.1 million from $116.4 million in the 2002 Three-Month Period.  The decrease in the 2003 Three-Month Period includes an increase in customer supplied paper, the impact of competitive pricing pressures, certain changes in product and customer mix and an approximate 2% decrease in print production volume.
See “—Value Added Revenue and Print Impressions for the Print Segment” below.  These decreases were offset in part by increased paper prices.

Gross Profit.  In the 2003 Six-Month Period, print gross profit decreased $6.0 million to $26.3 million from $32.3 million in the 2002 Six-Month Period.  In the 2003 Six-Month Period, print gross margin decreased to 12.5% from 14.0% in the 2002 Six-Month Period.  The decrease in gross profit includes the impact of competitive pricing pressures, certain changes in product and customer mix and increases in certain operating expenses. These decreases were offset in part by the increased print production volume.  The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales.  Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included in sales.

In the 2003 Three-Month Period, print gross profit decreased $3.0 million to $11.3 million from $14.3 million in the 2002 Three-Month Period.  In the 2003 Three-Month Period, print gross margin decreased to 11.1% from 12.3% in the 2002 Three-Month Period.  The decrease in gross profit includes the impact of competitive pricing pressures, certain changes in product and customer mix, increases in certain operating expenses and the decrease in print production volume.  The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales.  Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included in sales.

Selling, General and Administrative Expenses.  In the 2003 Six-Month Period, print selling, general and administrative expenses increased $0.6 million to $10.8 million, or 5.1% of print sales, from $10.2 million, or 4.4% of print sales in the 2002 Six-Month Period.  This increase included the impact in the 2003 Six-Month Period of the change in our estimates related to the allowance for doubtful accounts, as well as increases in certain administrative costs.

In the 2003 Three-Month Period, print selling, general and administrative expenses increased $0.8 million to $6.0 million, or 5.9% of print sales, from $5.2 million, or 4.5% of print sales in the 2002 Three-Month Period.  This increase included the impact in the 2003 Three-Month Period of the change in our estimates related to the allowance for doubtful accounts, as well as increases in certain administrative costs.

Restructuring Costs.  Restructuring costs were $1.7 million in both the 2003 Three and Six-Month Period.  We incurred no restructuring costs in the 2002 Three or Six-Month Period.  See note 8 to our condensed consolidated financial statements appearing elsewhere in this Report.

Operating Income.  As a result of the factors discussed above, print operating income decreased to $13.8 million in the 2003 Six-Month Period from $22.1 million in the 2002 Six-Month Period and decreased to $3.6 million in the 2003 Three-Month Period from $9.1 million in the 2002 Three-Month Period.

Premedia Services

Sales.  In the 2003 Six-Month Period, premedia services’ sales decreased $0.5 million to $26.5 million from $27.0 million in the 2002 Six-Month Period.  These results include competitive pricing pressures and the continuance of weak premedia market conditions.

In the 2003 Three-Month Period, premedia services’ sales decreased $0.5 million to $13.1 million from $13.6 million in the 2002 Three-Month Period.  These results include competitive pricing pressures and the continuance of weak premedia market conditions.

Gross Profit.  In the 2003 Six-Month Period, premedia services’ gross profit increased $0.6 million to $7.0 million from $6.4 million in the 2002 Six-Month Period.  In the 2003 Six-Month Period, premedia services’ gross margin increased to 26.6% from 23.8% in the 2002 Six-Month Period.  The increase in gross profit and gross margin for the 2003 Six-Month Period is primarily the result of reduced manufacturing costs related to various cost containment programs and the closure of a premedia facility.

In the 2003 Three-Month Period, premedia services’ gross profit remained relatively unchanged at $3.3 million versus $3.4 million in the 2002 Three-Month Period.  In the 2003 Three-Month Period, premedia services’ gross margin increased to 25.5% from 25.0% in the 2002 Three-Month Period.

Selling, General and Administrative Expenses. In the 2003 Six-Month Period, premedia services’ selling, general and administrative expenses decreased $1.3 million to $3.8 million, or 14.5% of premedia services’ sales, from $5.1 million, or 18.8% of premedia services’ sales in the 2002 Six-Month Period.  The decrease in the 2003 Six-Month Period is primarily attributable to decreased selling expenses.

In the 2003 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.8 million to $1.9 million, or 14.5% of premedia services’ sales, from $2.7 million, or 19.6% of premedia services’ sales in the 2002 Three-Month Period.  The decrease in the 2003 Three-Month Period is primarily attributable to decreased selling expenses.

Restructuring Costs.  Restructuring costs were $0.3 million in both the 2003 Three and Six-Month Period.  We incurred no restructuring costs in the 2002 Three or Six-Month Period.  See note 8 to our condensed consolidated financial statements appearing elsewhere in this Report.

Operating Income.  As a result of the factors discussed above, premedia services’ operating income increased to $2.9 million in the 2003 Six-Month Period from $1.4 million in the 2002 Six-Month Period and increased to $1.2 million in the 2003 Three-Month Period from $0.7 million in the 2002 Three-Month Period.

Other Operations

Other operations consist of corporate general and administrative expenses.  In the 2003 Six-Month Period, operating losses from other operations improved to a loss of $1.7 million from a loss of $1.8 million in the 2002 Six-Month Period.  In both the 2003 Three-Month Period and the 2002 Three-Month Period, operating losses from other operations were $1.0 million.

Interest Expense

In the 2003 Six-Month Period, interest expense increased to $17.3 million from $14.3 million in the 2002 Six-Month Period and increased to $10.1 million in the 2003 Three-Month Period from $7.1 million in the 2002

Three-Month Period.  These increases include the impact of higher levels of indebtedness associated with our 2003 Refinancing (defined below).  In addition, interest expense in the 2003 Three and Six-Month Periods, includes incremental interest expense of approximately $1.7 million, related to the 30 day call provision associated with the 12¾% Notes.

Loss on Early Extinguishment of Debt

In the 2003 Three and Six-Month Periods, we incurred a charge of approximately $3.2 million, net of $0 taxes, related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12¾% Notes.  See note 4 to our condensed consolidated financial statements appearing elsewhere in this Report.

Income Taxes

In the 2003 Six-Month Period, income tax expense increased to $13.5 million from $0.9 million in the 2002 Six-Month Period. In the 2003 Three-Month Period, income tax expense increased to $12.9 million from $0.3 million in the 2002 Three-Month Period.  The increase in both the 2003 Six-Month Period and the 2003 Three-Month Period is primarily due to an adjustment to increase the deferred tax asset valuation allowance by $12.8 million.  This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized.  The change in circumstances arises from our assessment of the current economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 (see note 4 to our condensed consolidated financial statements appearing elsewhere in this Report) that have provided negative evidence about our ability to realize certain deferred tax assets.  We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets.

Discontinued Operations

In June 2003, we sold the operations of Digiscope for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefits.  The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations for the 2002 Three and Six-Month Periods have been reclassified and presented within discontinued operations in the accompanying condensed consolidated statements of operations.

Net Income (Loss)

As a result of the factors discussed above, net income (loss) decreased to a loss of $19.6 million in the 2003 Six-Month Period from income of $5.6 million in the 2002 Six-Month Period and in the 2003 Three-Month Period, net income (loss) decreased to a loss of $22.7 million from income of $1.1 million in the 2002 Three-Month Period.

Liquidity and Capital Resources

On July 3, 2003, we refinanced all of our existing indebtedness (excluding capital leases) in connection with the 2003 Refinancing. The primary objectives of this refinancing included the placement of a long-term capital structure which (1) eliminated the near-term amortization requirements of our old bank credit agreement and our 12¾% Notes, (2) provided strong liquidity and greater operating and financial flexibility and (3) reduced our overall cost of capital.  As part of the 2003 Refinancing, we sold $280 million aggregate principal amount of our 10% Notes and also entered into the Revolving Credit Facility.  We repaid substantially all existing indebtedness (excluding capital leases) through:

•      the repayment of all amounts outstanding under our old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•      the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and,

•      effective August 3, 2003, the redemption of all of the 12¾% Notes, at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, we repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million.  The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

As part of the 2003 Refinancing, we incurred $13.2 million of deferred financing fees through September 30, 2003.  Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. We also incurred a charge of approximately $3.2 million in the quarter ended September 30, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12¾% Notes.  In addition, we recorded incremental interest expense of approximately $1.7 million in the quarter ended September 30, 2003 related to the 30 day call provision associated with the 12¾% Notes.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility.  The Revolving Credit Facility provides for:

•      maximum borrowings of $70 million subject to a borrowing base limitation based on certain percentages of eligible accounts receivable and eligible inventory and a $35 million sublimit based on the appraised value of eligible machinery and equipment and real estate, maturing on July 3, 2008, including a letter of credit sub-facility of up to $40 million.

At September 30, 2003, we had no borrowings outstanding under the Revolving Credit Facility and had letters of credit outstanding of approximately $31.3 million and as a result had additional borrowing availability of approximately $38.7 million.  Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2004 (“Fiscal Year 2004”) are approximately $3.7 million.

During the 2003 Six-Month Period, we used net cash provided by operating activities of $13.0 million (see Condensed Consolidated Statements of Cash Flows appearing elsewhere in this Report) and proceeds from the 2003 Refinancing of $280 million primarily to fund the following expenditures:

•      $39.2 million to repay indebtedness outstanding under the old bank credit agreement,

•      $170.1 million to redeem the 12¾% Notes,

•      $56.9 million to repurchase and retire all outstanding shares of preferred stock of Holdings, and cancel all outstanding options to purchase shares of preferred stock of Holdings,

•      $13.2 million for fees and expenses paid to date related to the 2003 Refinancing,

•      $10.1 million in cash capital expenditures, and

•      $3.5 million to service other indebtedness (including capital lease obligations of $3.2 million and deferred financing fees related to the old bank credit agreement and the 12¾% Notes of $0.3 million).

Our cash-on-hand of approximately $3.6 million is presented net of outstanding checks within trade accounts payable at September 30, 2003.  Accordingly, cash is presented at a balance of $0 million in the September 30, 2003 balance sheet.

We plan to continue our program of upgrading our print and premedia services equipment.  We anticipate that total Fiscal Year 2004 capital expenditures, including maintenance, cost reduction and customer support capital, will approximate $16 million.  This will include cash capital expenditures of approximately $13 million and capital lease spending of approximately $3 million.

Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility.  We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness including repurchases of our 10% Notes in privately negotiated transactions, or in open market purchases, to the extent permitted by the Revolving Credit Facility.

At September 30, 2003, we had total indebtedness of $301.3 million, including capital lease obligations of $21.3 million and $280 million of our 10% Notes. We have no off-balance sheet financial instruments.  We are currently in compliance with all financial covenants set forth in the Revolving Credit Facility.

A significant portion of Graphics’ long-term obligations, including indebtedness under the Revolving Credit Facility and the 10% Notes, has been fully and unconditionally guaranteed by Holdings.  Holdings is subject to certain restrictions under its guarantee of indebtedness under the Revolving Credit Facility, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

EBITDA and EBITDA Margin

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
EBITDA:
Print (a)	$8,673	13,576	24,087	31,262
Premedia Services (a)	2,061	1,710	4,769	3,298
Other (b)	(4,324)	(1,018)	(5,499)	(2,143)
Total	$6,410	14,268	23,357	32,417

EBITDA Margin:
Print	8.5%	11.7%	11.4%	13.6%
Premedia Services	15.7%	12.5%	18.0%	12.2%
Total	5.6%	11.0%	9.9%	12.6%

(a)   In both the 2003 Three and Six-Month Periods, EBITDA for the print and premedia services’ segments includes the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

(b)   Other operations includes corporate general and administrative expenses as well as discontinued operations.  In addition, other operations includes the write-off of deferred financing costs related to the 2003 Refinancing of $3.2 million in both the 2003 Three and Six-Month Periods.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization.  “EBITDA Margin” is defined as EBITDA as a percentage of net sales.  EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the 10% Senior Second Secured Notes Indenture and the Revolving Credit Facility are based on, or include EBITDA, subject to certain adjustments.

The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

	Print	Premedia Services	Other	Total

Three Months Ended September 30, 2003
EBITDA	$8,673	2,061	(4,324)	6,410

Depreciation and amortization	(5,140)	(921)	—	(6,061)
Interest expense, net	—	—	(10,104)	(10,104)
Income tax expense	—	—	(12,925)	(12,925)

Net income (loss)	$3,533	1,140	(27,353)	(22,680)

Three Months Ended September 30, 2002
EBITDA	$13,576	1,710	(1,018)	14,268

Depreciation and amortization	(4,626)	(1,033)	(114)	(5,773)
Interest expense, net	—	—	(7,075)	(7,075)
Income tax expense	—	—	(298)	(298)

Net income (loss)	$8,950	677	(8,505)	1,122

Six Months Ended September 30, 2003
EBITDA	$24,087	4,769	(5,499)	23,357

Depreciation and amortization	(10,278)	(1,864)	(26)	(12,168)
Interest expense, net	—	—	(17,294)	(17,294)
Income tax expense	—	—	(13,474)	(13,474)

Net income (loss)	$13,809	2,905	(36,293)	(19,579)

	Print	Premedia Services	Other	Total

Six Months Ended September 30, 2002
EBITDA	$31,262	3,298	(2,143)	32,417

Depreciation and amortization	(9,349)	(2,107)	(237)	(11,693)
Interest expense, net	—	—	(14,228)	(14,228)
Income tax expense	—	—	(915)	(915)

Net income (loss)	$21,913	1,191	(17,523)	5,581

Value Added Revenue and Print Impressions for the Print Segment

We have included value-added revenue, or VAR, information to provide a better understanding of sales activity within our print segment.  VAR is a non-GAAP measure and is defined as sales less the cost of paper, ink and subcontract services.  We generally pass these expenses through to our customers.  We have also included print impressions because we use this as an internal measure of production throughput.  Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized and (2) product mix produced.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Print Segment VAR (in thousands)	$53,428	54,623	110,172	111,042

Print Segment Impressions (in millions)	3,100	3,156	6,423	6,231

The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)

Print Segment Sales	$102,132	116,446	210,508	230,486

Paper, Ink and Subcontract Services	48,704	61,823	100,336	119,444
Print Segment VAR	$53,428	54,623	110,172	111,042

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145.  SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses.  SFAS 145 amends SFAS 13, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS 145 makes various technical corrections to existing pronouncements.  While those corrections are not substantive in nature, in some instances, they may change accounting practice.  The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years.  In accordance with the guidance set forth in SFAS 145, we classified the $3.2 million charge incurred in the 2003 Three-Month Period and 2003 Six-Month Period related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12¾% Notes as Other expense in the accompanying condensed consolidated statements of operations.

In January 2003, the FASB issued FIN 46 to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period ending after December 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We have evaluated the requirements of FIN 46 and do not expect any effect on our consolidated financial position or operating results.

ACG HOLDINGS, INC.

Part I

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes since March 31, 2003.  Reference is made to Item 7A (Quantitative and Qualitative Disclosures About Market Risk) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2003.

Item 4.  Controls and Procedures.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

ACG HOLDINGS, INC.

Part II Other Information

Item 1.            Legal Proceedings.

There have been no significant changes since March 31, 2003.  Reference is made to Item 3 (Legal Proceedings) disclosure in our Form 10-K filed for the fiscal year ended March 31, 2003.

Item 2.            Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the third quarter of fiscal year ended March 31, 2003, certain officers exercised options to purchase an aggregate of 20,012 shares of Holdings’ common stock for $.01/share.  During the fourth quarter of fiscal year ended March 31, 2003, a former officer exercised options to purchase 518 shares of Holdings’ common stock for $.01/share.  The securities that were sold were exempt from registration on the basis that all such officers are “accredited investors” as defined by the rules of the Securities Act of 1933, as amended.

Item 6.            Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit No.	Description

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

Form 8-K filed with the Securities and Exchange Commission on July 3, 2003 under Item 9 announced that American Color Graphics, Inc. called for redemption on August 2, 2003, all of its outstanding 12¾% Senior Subordinated Notes Due 2005.

Form 8-K filed with the Securities and Exchange Commission on August 13, 2003 under Item 5, announced that American Color Graphics, Inc. redeemed all its outstanding 12¾% Senior Subordinated Notes Due 2005.

There were no other reports filed on Form 8-K in the quarter ended September 30, 2003.

Form 8-K filed with the Securities and Exchange Commission on November 4, 2003 under Item 5, announced American Color Graphics, Inc. will host a teleconference to discuss its financial results of the second quarter of fiscal year ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc.
American Color Graphics, Inc.

Date:	November 6, 2003	By	/s/ Patrick W. Kellick
Patrick W. Kellick
Senior Vice President/Chief Financial Officer
and Assistant Secretary
(Authorized Officer and
Principal Financial Officer)

Date:	November 6, 2003	By	/s/ Angela C. Marshall
Angela C. Marshall
Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	32

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer	33

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer	34

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	35