Form 10-Q
period 2003-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2004-02-12
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

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

Yes  [  ]  No  [X]

ACG Holdings, Inc. has 160,067 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2004 (all of which are privately owned and not traded on a public market).

INDEX

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2003	March 31, 2003

	(Unaudited)
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,933 and $2,544 at December 31, 2003 and March 31, 2003, respectively	49,407	49,402
Income tax receivable	38	233
Other	3,485	2,227

Total receivables	52,930	51,862
Inventories	9,030	10,203
Deferred income taxes	2,442	6,246
Prepaid expenses and other current assets	4,358	4,296
Current assets of discontinued operations	—	866

Total current assets	68,760	73,473
Property, plant and equipment	311,108	310,180
Less accumulated depreciation	(187,114)	(183,167)

Net property, plant and equipment	123,994	127,013
Excess of cost over net assets acquired	66,548	66,548
Deferred financing costs	12,527	3,335
Other assets	7,597	7,790
Long-term assets of discontinued operations	—	282

Total assets	$279,426	278,441

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	December 31, 2003	March 31, 2003

	(Unaudited)
Liabilities and Stockholders’ Deficit
Current liabilities:
Current installments of long-term debt and capitalized leases	$5,348	31,698
Trade accounts payable	36,626	39,044
Accrued expenses	29,449	32,302
Current liabilities of discontinued operations	—	249

Total current liabilities	71,423	103,293
Long-term debt and capitalized leases, excluding current installments	302,371	200,059
Deferred income taxes	8,873	2,023
Other liabilities	76,421	80,765

Total liabilities	459,088	386,140

Commitments and contingencies (Note 7)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 165,054 and 163,929 shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively	2	2
Preferred stock, $.01 par value, 15,823 shares authorized, none issued and outstanding as of December 31, 2003, as of March 31, 2003, 3,617 shares Series AA convertible preferred stock issued and outstanding, $39,442,500 liquidation preference, and 1,606 shares Series BB convertible preferred stock issued and outstanding, $17,500,000 liquidation preference	—	—
Additional paid-in capital	2,045	58,816
Accumulated deficit	(157,227)	(140,655)
Other accumulated comprehensive loss, net of tax	(24,482)	(25,862)

Total stockholders’ deficit	(179,662)	(107,699)

Total liabilities and stockholders’ deficit	$279,426	278,441

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

Sales	$128,569	141,913
Cost of sales	111,339	122,390

Gross profit	17,230	19,523
Selling, general and administrative expenses	7,519	9,460

Operating income	9,711	10,063
Other expense (income):
Interest expense	8,412	7,149
Interest income	(1)	(6)
Other, net	83	38

Total other expense	8,494	7,181

Income from continuing operations before income taxes	1,217	2,882
Income tax expense (benefit):
Current	406	532
Deferred	(2,196)	(114)

Total income tax expense (benefit)	(1,790)	418

Income from continuing operations	3,007	2,464
Discontinued operations:
Loss from operations, net of $0 tax	—	243

Net income	$3,007	2,221

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Sales	$365,536	399,444
Cost of sales	314,931	341,193

Gross profit	50,605	58,251
Selling, general and administrative expenses	23,842	26,480
Restructuring costs	2,000	—

Operating income	24,763	31,771
Other expense (income):
Interest expense	25,713	21,454
Interest income	(8)	(83)
Loss on early extinguishment of debt	3,196	—
Other, net	294	520

Total other expense	29,195	21,891

Income (loss) from continuing operations before income taxes	(4,432)	9,880
Income tax expense:
Current	1,030	1,258
Deferred	10,654	75

Total income tax expense	11,684	1,333

Income (loss) from continuing operations	(16,116)	8,547
Discontinued operations:
Loss from operations, net of $0 tax	12	745
Loss on sale, net of $0 tax	444	—

Net income (loss)	$(16,572)	7,802

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows provided (used) by operating activities:
Net income (loss)	$(16,572)	7,802
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,708	17,354
Depreciation related to discontinued operations	26	308
Amortization of other assets	497	411
Amortization of deferred financing costs	1,591	1,175
Write-off of deferred financing costs	3,196	—
Deferred income tax expense	10,654	75
Discontinued operations, net of tax	430	437
Decrease (increase) in working capital and other	(9,360)	351

Net cash provided by operating activities	8,170	27,913
Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(10,501)	(24,944)
Proceeds from sales of property, plant and equipment	24	259
Other	260	(18)

Net cash used by investing activities	(10,217)	(24,703)
Cash flows provided (used) by financing activities:
Repayment of long-term debt, net	(39,185)	(9,428)
Net increase in revolver borrowings	7,164	10,731
Repayment of 12 ¾% senior subordinated notes	(170,055)	(1,700)
Proceeds from issuance of 10% senior second secured notes	280,000	—
Repayment of capital lease obligations	(4,832)	(6,799)
Repayment of capital lease obligations – discontinued operations	—	(100)
Payment of deferred financing costs	(13,979)	(458)
Repurchase and retire preferred stock and cancel preferred stock options	(56,942)	—
Other, net	—	(3)

Net cash provided (used) by financing activities	2,171	(7,757)
Effect of exchange rates on cash	(124)	—

Net change in cash	—	(4,547)
Cash:
Beginning of period	—	4,547

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$2,870	725

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

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2003, as reclassified in the Company’s current report on Form 8-K dated November 6, 2003, as filed with the Securities and Exchange Commission.

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

2.     Discontinued Operations

In June 2003, the Company sold its digital visual effects business, (“Digiscope”), for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefits. The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements. Sales, cost of sales, selling, general and administrative expenses and other expenses attributable to Digiscope for the three and nine months ended December 31, 2002 have been reclassified and presented within discontinued operations.

3.     Inventories

The components of inventories are as follows (in thousands):

	December 31,	March 31,
	2003	2003

Paper	$6,919	7,973
Ink	187	164
Supplies and other	1,924	2,066

Total inventories	$9,030	10,203

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.     July 3, 2003 Refinancing Transactions

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under the old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12 ¾% Senior Subordinated Notes Due 2005 (the “12 ¾% Notes”), at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, the Company repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

In connection with the 2003 Refinancing, the Company incurred $13.6 million of deferred financing fees through December 31, 2003. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. The Company also incurred a charge of approximately $3.2 million in the nine months ended December 31, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 ¾% Notes. In addition, the Company recorded incremental interest expense of approximately $1.7 million in the nine months ended December 31, 2003 as a result of the 30 day call provision related to the 12 ¾% Notes.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At December 31, 2003, the Company had additional borrowing availability under the Revolving Credit Facility of $31.7 million.

The Revolving Credit Facility is secured by substantially all of the assets of Graphics. Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock.

Amounts outstanding under the Revolving Credit Facility, as amended, bear interest at a rate equal to, at the Company’s option, (a) an alternate base rate, plus an applicable margin of 2.00% or (b) a reserve adjusted LIBOR rate, plus an applicable margin of 3.00%. The applicable margins under both rate structures are subject to periodic downward adjustment based upon the attainment of certain fixed charge coverage ratio levels.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Revolving Credit Facility, as amended, contains customary affirmative and negative covenants, including but not limited to:

•	minimum fixed charge coverage ratio requirements; and

•	limitations on acquisitions and investments, new subsidiaries, uses of proceeds, indebtedness, liens, dividends and distributions, prepayments of certain indebtedness, affiliate transactions, loans, asset dispositions and Holdings’ business operations.

5.     Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).

Total comprehensive income (loss) for the three and nine months ended December 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss)	$3,007	2,221	(16,572)	7,802
Foreign currency translation adjustment, net of tax	331	(67)	1,380	119

Total comprehensive income (loss)	$3,338	2,154	(15,192)	7,921

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

The Company recorded an income tax benefit of $1.8 million and income tax expense of $11.7 million for the three and nine months ended December 31, 2003, respectively compared to expense of $0.4 million and expense of $1.3 million for the three and nine months ended December 31, 2002, respectively. The increase in income tax benefit in the three months ended December 31, 2003 is primarily due to an adjustment of $2.2 million to reflect a change in estimate with respect to the Company’s income tax liability. The increase in income tax expense in the nine months ended December 31, 2003 is primarily due to an adjustment, recorded in the three months ended September 30, 2003, to increase the deferred tax asset valuation allowance by $12.8 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions in SFAS 109 that restrict the Company’s ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from an assessment of the economic climate, particularly the continuance of competitive pricing pressures in the industry, and the expected increase in annual interest costs arising from the issuance of the 10% Notes that have provided negative evidence about the Company’s ability to realize certain deferred tax assets. The Company will reverse its valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.     Commitments and Contingencies

The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. In addition, the Company has a consulting agreement with one former employee. The aggregate commitment for future compensation at December 31, 2003, excluding bonuses, was approximately $2.0 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 2003 is $45.6 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583% and therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or financial condition. Based upon an analysis of Graphics’ volumetric share of waste contributed to the site and the agreement among the PRPs, the Company maintains a reserve of approximately $0.1 million in connection with this liability on its condensed consolidated balance sheet at December 31, 2003. The Company believes this amount is adequate to cover such liability.

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge was classified within restructuring costs in the accompanying condensed consolidated statements of operations in the nine month period ended December 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The restructuring charge is composed of severance and related termination benefits.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2003 (in thousands):

	Initial Recording		12/31/03
	of Restructuring		Restructuring
	Reserve	Activity	Reserve Balance

Severance and other employee costs	$1,775	(373)	1,402

As of December 31, 2003, the Company believes the restructuring reserve of approximately $1.4 million is adequate. The Company anticipates that approximately $0.3 million of the restructuring balance will be paid by March 31, 2004, approximately $0.7 million will be paid during fiscal year ending March 31, 2005, approximately $0.3 million will be paid during fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

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

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2003 (in thousands):

	03/31/03		12/31/03
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance

Severance and other employee costs	$979	(719)	260
Other costs	103	(93)	10

	$1,082	(812)	270

The process of closing a premedia services facility, and the elimination of certain personnel within the Company was completed by March 31, 2003. During the fiscal year ended March 31, 2003, $0.1 million of these costs were paid. As of December 31, 2003, the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates that $0.1 million of the remaining costs will be paid by March 31, 2004 and the remaining $0.2 million will be paid by March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fiscal Year 2002 Restructuring Costs

In January 2002, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve asset utilization, operating efficiency and profitability. This plan included the closing of a print facility in Hanover, Pennsylvania, and a premedia services facility in West Palm Beach, Florida, the downsizing of a Buffalo, New York premedia services facility and the elimination of certain administrative personnel. This action resulted in the elimination of 189 positions within the Company. As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other special charges in the consolidated statements of operations in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million of restructuring charges related to this plan in the quarter ended September 30, 2003. This charge relates to future lease commitments and is classified within restructuring costs in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2003.

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2003 (in thousands):

	03/31/03			12/31/03
	Restructuring			Restructuring
	Reserve		Additional	Reserve
	Balance	Activity	Reserve	Balance

Severance and other employee costs	$498	(211)	—	287
Lease termination costs	1,311	(468)	225	1,068
Other costs	70	(22)	—	48

	$1,879	(701)	225	1,403

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company was completed by March 31, 2002. During the fiscal years ended March 31, 2003 and March 31, 2002, $3.3 million and $3.4 million of these costs were paid, respectively. As of December 31, 2003, the Company believes the restructuring reserve of approximately $1.4 million is adequate. The Company anticipates that $0.3 million of the restructuring reserve balance will be paid by March 31, 2004, $0.5 million will be paid by March 31, 2005 and the remaining $0.6 million will be paid by March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million, which is net of zero income tax benefits. Segment operating results for the three and nine months ended December 31, 2002 have been reclassified to present Digiscope’s operating results as a discontinued operation. In addition, the three and nine months ended December 31, 2002 reflect a reclassification to the print segment of certain premedia revenues and expenses performed in the print facilities previously presented within the premedia services segment. We revised and reclassified the segment reporting to reflect the current approach used by the Chief Operating Decision Maker in evaluating segment operating results. These reclassifications do not impact the Company’s previously reported consolidated results.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total

Nine Months Ended December 31, 2003
Segment revenues	$325,848	39,688	—	365,536
EBITDA as calculated by management	$39,491	7,830	(2,353)	44,968
Depreciation and amortization	(15,493)	(2,712)	—	(18,205)
Restructuring costs	(1,716)	(284)	—	(2,000)

Operating income (loss)	22,282	4,834	(2,353)	24,763
Interest expense	—	—	(25,713)	(25,713)
Interest income	—	—	8	8
Loss on early extinguishment of debt	—	—	(3,196)	(3,196)
Other, net	(75)	(29)	(190)	(294)
Income tax expense	—	—	(11,684)	(11,684)
Depreciation from discontinued operations	—	—	(26)	(26)
Discontinued operations excluding depreciation	—	—	(430)	(430)

Net income (loss)	$22,207	4,805	(43,584)	(16,572)

Total assets	$250,608	13,788	15,030	279,426
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$12,331	1,040	—	13,371

Nine Months Ended December 31, 2002
Segment revenues	$358,835	40,609	—	399,444
EBITDA as calculated by management	$46,272	6,085	(2,821)	49,536
Depreciation and amortization	(14,573)	(3,192)	—	(17,765)

Operating income (loss)	31,699	2,893	(2,821)	31,771
Interest expense	—	—	(21,454)	(21,454)
Interest income	—	—	83	83
Other, net	(179)	(234)	(107)	(520)
Income tax expense	—	—	(1,333)	(1,333)
Depreciation from discontinued operations	—	—	(308)	(308)
Discontinued operations excluding depreciation	—	—	(437)	(437)

Net income (loss)	$31,520	2,659	(26,377)	7,802

Total assets	$259,458	18,802	13,011	291,271
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$24,005	1,664	—	25,669

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total

Three Months Ended December 31, 2003
Segment revenues	$115,340	13,229	—	128,569
EBITDA as calculated by management	$13,657	2,753	(636)	15,774
Depreciation and amortization	(5,215)	(848)	—	(6,063)

Operating income (loss)	8,442	1,905	(636)	9,711
Interest expense	—	—	(8,412)	(8,412)
Interest income	—	—	1	1
Other, net	(44)	(5)	(34)	(83)
Income tax benefit	—	—	1,790	1,790

Net income (loss)	$8,398	1,900	(7,291)	3,007

Total assets	$250,608	13,788	15,030	279,426
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$870	361	—	1,231

Three Months Ended December 31, 2002
Segment revenues	$128,349	13,564	—	141,913
EBITDA as calculated by management	$14,809	2,603	(1,040)	16,372
Depreciation and amortization	(5,224)	(1,085)	—	(6,309)

Operating income (loss)	9,585	1,518	(1,040)	10,063
Interest expense	—	—	(7,149)	(7,149)
Interest income	—	—	6	6
Other, net	22	(50)	(10)	(38)
Income tax expense	—	—	(418)	(418)
Depreciation from discontinued operations	—	—	(71)	(71)
Discontinued operations excluding depreciation	—	—	(172)	(172)

Net income (loss)	$9,607	1,468	(8,854)	2,221

Total assets	$259,458	18,802	13,011	291,271
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$3,549	550	—	4,099

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.     Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS 13”), to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 makes various technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. In accordance with the guidance set forth in SFAS 145, the Company classified the $3.2 million charge incurred in the nine month period ended December 31, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 3/4% Notes as Other expense in the accompanying condensed consolidated statements of operations.

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

11.     Subsequent Event

In January 2004, the Company approved a plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of a print facility in Stevensville, Ontario, a reduction of personnel in certain of the Company’s other print and premedia facilities and the elimination of certain selling and administrative positions. These actions in total will result in the elimination of approximately 170 positions within the Company. As a result, the Company plans to record a pre-tax restructuring charge of approximately $5.8 million in the quarter ending March 31, 2004 associated with this plan. This restructuring charge is composed primarily of severance and related termination benefits. The cost of this restructuring plan will be accounted for in accordance with the guidance set forth in SFAS 146.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

General

In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the nine month period ended December 31, 2003, which is net of zero income tax benefits. The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are reclassified and presented within discontinued operations in the accompanying condensed consolidated financial statements. Sales, costs of sales, selling, general and administrative expenses and other expenses attributable to Digiscope for the three and nine months ended December 31, 2002 have been reclassified and presented within discontinued operations.

In July 2003, we implemented a plan to further reduce our selling, general and administrative expenses. This plan resulted in the termination of four administrative employees. We recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003 associated with this plan. This restructuring charge is composed of severance and related termination benefits. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. We also recorded an additional $0.2 million of restructuring charges related to the Fiscal Year 2002 restructuring plan (see note 8 to our condensed consolidated financial statements) in the quarter ended September 30, 2003. This charge is related to future lease commitments and is classified within restructuring costs in our condensed consolidated statements of operations for the nine months ended December 31, 2003.

In January 2004, we approved a plan for our print and premedia services segments designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of our print facility in Stevensville, Ontario, a reduction of personnel in certain of our other print and premedia facilities and the elimination of certain selling and administrative positions. These actions in total will result in the elimination of approximately 170 positions within the Company. As a result, we plan to record a pre-tax restructuring charge of approximately $5.8 million in the quarter ending March 31, 2004 associated with this plan. This restructuring charge is composed primarily of severance and related termination benefits. The cost of this restructuring plan will be accounted for in accordance with the guidance set forth in SFAS 146.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table, including certain reclassifications in prior year results to conform with current year presentation, summarizes our results of operations for the three months ended December 31, 2003 (the “2003 Three-Month Period”), the three months ended December 31, 2002 (the “2002 Three-Month Period”), the nine months ended December 31, 2003 (the “2003 Nine-Month Period”) and the nine months ended December 31, 2002 (the “2002 Nine-Month Period”):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

		(Dollars in thousands)
Sales:
Print	$115,340	128,349	325,848	358,835
Premedia Services	13,229	13,564	39,688	40,609

Total	$128,569	141,913	365,536	399,444
Gross Profit:
Print	$13,653	15,815	39,986	48,097
Premedia Services	3,566	3,707	10,612	10,152
Other (a)	11	1	7	2

Total	$17,230	19,523	50,605	58,251
Gross Margin:
Print	11.8%	12.3%	12.3%	13.4%
Premedia Services	27.0%	27.3%	26.7%	25.0%
Total	13.4%	13.8%	13.8%	14.6%
Operating Income (Loss):
Print (b)	$8,442	9,585	22,282	31,699
Premedia Services (b)	1,905	1,518	4,834	2,893
Other (a)	(636)	(1,040)	(2,353)	(2,821)

Total	$9,711	10,063	24,763	31,771

(a)	Includes corporate general and administrative expenses.

(b)	In the 2003 Nine-Month Period, print and premedia services’ operating incomes include the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Print

Sales. In the 2003 Nine-Month Period, print sales decreased $33.0 million to $325.8 million from $358.8 million in the 2002 Nine-Month Period. The decrease in the 2003 Nine-Month Period includes an increase in customer supplied paper, the impact of competitive pricing pressures and certain changes in product and customer mix. These decreases were offset in part by increased paper prices and an approximate 2% increase in print production volume. See “—Value Added Revenue and Print Impressions for the Print Segment” below.

In the 2003 Three-Month Period, print sales decreased $13.0 million to $115.3 million from $128.3 million in the 2002 Three-Month Period. The decrease in the 2003 Three-Month Period includes an increase in customer supplied paper, the impact of competitive pricing pressures and certain changes in product and customer mix. These decreases were offset in part by increased paper prices.

Gross Profit. In the 2003 Nine-Month Period, print gross profit decreased $8.1 million to $40.0 million from $48.1 million in the 2002 Nine-Month Period. In the 2003 Nine-Month Period, print gross margin decreased to 12.3% from 13.4% in the 2002 Nine-Month Period. The decrease in gross profit includes the impact of competitive pricing pressures, certain changes in product and customer mix, foreign exchange losses associated with our Canadian operations and increases in certain operating expenses including energy, pension and health costs. These decreases were offset in part by the increased print production volume. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included in sales.

In the 2003 Three-Month Period, print gross profit decreased $2.1 million to $13.7 million from $15.8 million in the 2002 Three-Month Period. In the 2003 Three-Month Period, print gross margin decreased to 11.8% from 12.3% in the 2002 Three-Month Period. The decrease in gross profit includes the impact of competitive pricing pressures, certain changes in product and customer mix, foreign exchange losses associated with our Canadian operations and increases in certain operating expenses including energy, pension and health costs. These decreases were offset in part by benefits from productivity improvements and various cost containment programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included in sales.

Selling, General and Administrative Expenses. In the 2003 Nine-Month Period, print selling, general and administrative expenses decreased $0.4 million to $16.0 million, or 4.9% of print sales, from $16.4 million, or 4.6% of print sales in the 2002 Nine-Month Period. This decrease includes reductions in certain administrative costs, offset in part by the impact of the change in our estimates related to the allowance for doubtful accounts.

In the 2003 Three-Month Period, print selling, general and administrative expenses decreased $1.0 million to $5.2 million, or 4.5% of print sales, from $6.2 million, or 4.9% of print sales in the 2002 Three-Month Period. This decrease primarily includes reductions in certain administrative costs.

Restructuring Costs. Restructuring costs were $1.7 million in the 2003 Nine-Month Period and none were incurred in the 2003 Three-Month Period. We incurred no restructuring costs in the 2002 Three or Nine-Month Periods. See note 8 to our condensed consolidated financial statements appearing elsewhere in this Report.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Operating Income. As a result of the factors discussed above, print operating income decreased to $22.3 million in the 2003 Nine-Month Period from $31.7 million in the 2002 Nine-Month Period and decreased to $8.4 million in the 2003 Three-Month Period from $9.6 million in the 2002 Three-Month Period.

Premedia Services

Sales. In the 2003 Nine-Month Period, premedia services’ sales decreased $0.9 million to $39.7 million from $40.6 million in the 2002 Nine-Month Period. These results include the impact of competitive pricing pressures and the continuance of weak premedia market conditions.

In the 2003 Three-Month Period, premedia services’ sales decreased $0.3 million to $13.2 million from $13.5 million in the 2002 Three-Month Period. These results include the impact of competitive pricing pressures and the continuance of weak premedia market conditions.

Gross Profit. In the 2003 Nine-Month Period, premedia services’ gross profit increased $0.4 million to $10.6 million from $10.2 million in the 2002 Nine-Month Period. In the 2003 Nine-Month Period, premedia services’ gross margin increased to 26.7% from 25.0% in the 2002 Nine-Month Period. The increase in gross profit and gross margin for the 2003 Nine-Month Period is primarily the result of reduced manufacturing costs related to various cost containment programs and the closure of a premedia facility.

In the 2003 Three-Month Period, premedia services’ gross profit remained relatively unchanged at $3.6 million versus $3.7 million in the 2002 Three-Month Period. In the 2003 Three-Month Period, premedia services’ gross margin decreased to 27.0% from 27.3% in the 2002 Three-Month Period.

Selling, General and Administrative Expenses. In the 2003 Nine-Month Period, premedia services’ selling, general and administrative expenses decreased $1.8 million to $5.5 million, or 13.8% of premedia services’ sales, from $7.3 million, or 17.9% of premedia services’ sales in the 2002 Nine-Month Period. The decrease in the 2003 Nine-Month Period includes decreases in both the selling and administrative areas due to various cost containment initiatives.

In the 2003 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.5 million to $1.7 million, or 12.6% of premedia services’ sales, from $2.2 million, or 16.1% of premedia services’ sales in the 2002 Three-Month Period. The decrease in the 2003 Three-Month Period includes decreases in both the selling and administrative areas due to various cost containment initiatives.

Restructuring Costs. Restructuring costs were $0.3 million in the 2003 Nine-Month Period and none were incurred in the 2003 Three-Month Period. We incurred no restructuring costs in the 2002 Three or Nine-Month Periods. See note 8 to our condensed consolidated financial statements appearing elsewhere in this Report.

Operating Income. As a result of the factors discussed above, premedia services’ operating income increased to $4.8 million in the 2003 Nine-Month Period from $2.9 million in the 2002 Nine-Month Period and increased to $1.9 million in the 2003 Three-Month Period from $1.5 million in the 2002 Three-Month Period.

Other Operations

Other operations consist of corporate general and administrative expenses. In the 2003 Nine-Month Period, operating losses from other operations improved to a loss of $2.4 million from a loss of $2.8 million in the 2002 Nine-Month Period. In the 2003 Three-Month Period, operating losses from other operations improved to a loss of $0.6 million from a loss of $1.0 million in the 2002 Three-Month Period. The decreases in both the 2003 Nine-Month Period and the 2003 Three-Month Period include decreases in certain employee related expenses.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest Expense

In the 2003 Nine-Month Period, interest expense increased to $25.7 million from $21.5 million in the 2002 Nine-Month Period and increased to $8.4 million in the 2003 Three-Month Period from $7.1 million in the 2002 Three-Month Period. These increases include the impact of higher levels of indebtedness associated with our 2003 Refinancing. In addition, interest expense in the 2003 Nine-Month Period, includes incremental interest expense of approximately $1.7 million, related to the 30 day call provision associated with the 12 3/4% Notes.

Loss on Early Extinguishment of Debt

In the 2003 Nine-Month Period, we incurred a charge of approximately $3.2 million, net of $0 taxes, related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12 3/4% Notes. See note 4 to our condensed consolidated financial statements appearing elsewhere in this Report.

Income Taxes

In the 2003 Nine-Month Period, income tax expense increased to $11.7 million from $1.3 million in the 2002 Nine-Month Period. In the 2003 Three-Month Period income tax expense improved to a benefit of $1.8 million from expense of $0.4 million in the 2002 Three-Month Period. The increase in the 2003 Nine-Month Period is primarily due to an adjustment, recorded in the quarter ended September 30, 2003, to increase the deferred tax asset valuation allowance by $12.8 million. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 (see note 4 to our condensed consolidated financial statements appearing elsewhere in this Report) that have provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets. The increase in the income tax benefit in the 2003 Three-Month Period is primarily due to an adjustment of $2.2 million to reflect a change in estimate with respect to our income tax liability.

Discontinued Operations

In June 2003, we sold the operations of Digiscope for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefits. The sale of Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations for the 2002 Three and Nine-Month Periods have been reclassified and presented within discontinued operations in the accompanying condensed consolidated statements of operations.

Net Income (Loss)

As a result of the factors discussed above, net income (loss) decreased to a loss of $16.6 million in the 2003 Nine-Month Period from income of $7.8 million in the 2002 Nine-Month Period and in the 2003 Three-Month Period, net income increased to $3.0 million from $2.2 million in the 2002 Three-Month Period.

Liquidity and Capital Resources

On July 3, 2003, we refinanced all of our existing indebtedness (excluding capital leases) in connection with the 2003 Refinancing. The primary objectives of this refinancing included the placement of a long-term capital

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

structure which (1) eliminated the near-term amortization requirements of our old bank credit agreement and our 12 ¾% Notes, (2) provided strong liquidity and greater operating and financial flexibility and (3) reduced our overall cost of capital. As part of the 2003 Refinancing, we sold $280 million aggregate principal amount of our 10% Notes and also entered into the Revolving Credit Facility. We repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under our old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12 ¾% Notes, at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, we repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

As part of the 2003 Refinancing, we incurred $13.6 million of deferred financing fees through December 31, 2003. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. We also incurred a charge of approximately $3.2 million in the 2003 Nine-Month Period related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 ¾% Notes. In addition, we recorded incremental interest expense of approximately $1.7 million in the 2003 Nine-Month Period related to the 30 day call provision associated with the 12 ¾% Notes.

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. The Revolving Credit Facility, as amended, provides for:

•	maximum borrowings of $70 million subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations, maturing on July 3, 2008, including a letter of credit sub-facility of up to $40 million.

At December 31, 2003, we had borrowings outstanding under the Revolving Credit Facility of $7.2 million and had letters of credit outstanding of approximately $31.1 million. We had additional borrowing availability under the Revolving Credit Facility of approximately $31.7 million. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2004 (“Fiscal Year 2004”) are approximately $2.2 million.

During the 2003 Nine-Month Period, we used net cash provided by operating activities of $8.2 million (see Condensed Consolidated Statements of Cash Flows appearing elsewhere in this Report), proceeds from the 2003 Refinancing of $280 million and net revolver borrowings of $7.2 million primarily to fund the following expenditures:

•	$39.2 million to repay indebtedness outstanding under the old bank credit agreement,

•	$170.1 million to redeem the 12 ¾% Notes,

•	$56.9 million to repurchase and retire all outstanding shares of preferred stock of Holdings, and cancel all outstanding options to purchase shares of preferred stock of Holdings,

•	$13.6 million for fees and expenses paid to date related to the 2003 Refinancing,

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

•	$10.5 million in cash capital expenditures, and

•	$5.1 million to service other indebtedness (including capital lease obligations of $4.8 million and deferred financing fees related to the old bank credit agreement and the 12 ¾% Notes of $0.3 million).

Our cash-on-hand of approximately $6.2 million is presented net of outstanding checks within trade accounts payable at December 31, 2003. Accordingly, cash is presented at a balance of $0 million in the December 31, 2003 condensed consolidated balance sheet.

We plan to continue our program of upgrading our print and premedia services equipment. We anticipate that total Fiscal Year 2004 capital expenditures, including maintenance, cost reduction and customer support capital, will approximate $16 million. This will include cash capital expenditures of approximately $13 million and capital lease spending of approximately $3 million.

Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility. We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness including repurchases of our 10% Notes in privately negotiated transactions, or in open market purchases, to the extent permitted by the Revolving Credit Facility, as amended.

At December 31, 2003, we had total indebtedness of $307.7 million, including borrowings under the Revolving Credit Facility of $7.2 million, capital lease obligations of $20.5 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments. We are currently in compliance with all financial covenants set forth in the Revolving Credit Facility, as amended.

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

EBITDA and EBITDA Margin

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization. This calculation of EBITDA differs from the EBITDA disclosed in note 9 to our condensed consolidated financial statements appearing elsewhere in this Report. The definition in note 9 follows the guidelines required under the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information” and is reflective of management’s calculation of EBITDA. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the 10% Senior Second Secured Notes Indenture and the Revolving Credit Facility, as amended, are based on, or include EBITDA, subject to certain adjustments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

		(Dollars in thousands)
EBITDA:
Print (a)	$13,613	14,831	37,700	46,093
Premedia Services (a)	2,748	2,553	7,517	5,851
Other (b)	(670)	(1,222)	(6,169)	(3,365)

Total	$15,691	16,162	39,048	48,579
EBITDA Margin:
Print	11.8%	11.6%	11.6%	12.8%
Premedia Services	20.8%	18.8%	18.9%	14.4%
Total	12.2%	11.4%	10.7%	12.2%

(a)	In the 2003 Nine-Month Period, EBITDA for the print and premedia services’ segments includes the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

(b)	Other operations includes corporate general and administrative expenses as well as discontinued operations. In addition, other operations includes the write-off of deferred financing costs related to the 2003 Refinancing of $3.2 million in the 2003 Nine-Month Period.

The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total

Three Months Ended December 31, 2003
EBITDA	$13,613	2,748	(670)	15,691
Depreciation and amortization	(5,215)	(848)	—	(6,063)
Interest expense, net	—	—	(8,411)	(8,411)
Income tax benefit	—	—	1,790	1,790

Net income (loss)	$8,398	1,900	(7,291)	3,007

Three Months Ended December 31, 2002
EBITDA	$14,831	2,553	(1,222)	16,162
Depreciation and amortization	(5,224)	(1,085)	(71)	(6,380)
Interest expense, net	—	—	(7,143)	(7,143)
Income tax expense	—	—	(418)	(418)

Net income (loss)	$9,607	1,468	(8,854)	2,221

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

		Premedia
	Print	Services	Other	Total

Nine Months Ended December 31, 2003
EBITDA	$37,700	7,517	(6,169)	39,048
Depreciation and amortization	(15,493)	(2,712)	(26)	(18,231)
Interest expense, net	—	—	(25,705)	(25,705)
Income tax expense	—	—	(11,684)	(11,684)

Net income (loss)	$22,207	4,805	(43,584)	(16,572)

Nine Months Ended December 31, 2002
EBITDA	$46,093	5,851	(3,365)	48,579
Depreciation and amortization	(14,573)	(3,192)	(308)	(18,073)
Interest expense, net	—	—	(21,371)	(21,371)
Income tax expense	—	—	(1,333)	(1,333)

Net income (loss)	$31,520	2,659	(26,377)	7,802

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Print Segment VAR (in thousands)	$56,618	59,671	166,790	170,713
Print Segment Impressions (in millions)	3,573	3,573	9,995	9,804

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

		(In thousands)
Print Segment Sales	$115,340	128,349	325,848	358,835
Paper, Ink and Subcontract Services	58,722	68,678	159,058	188,122

Print Segment VAR	$56,618	59,671	166,790	170,713

New Accounting Pronouncements

In April 2002, the FASB issued SFAS 145. SFAS 145 rescinds SFAS 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS 13, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 makes various technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. In accordance with the guidance set forth in SFAS 145, we classified the $3.2 million charge incurred in the 2003 Nine-Month Period related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12 3/4% Notes as Other expense in the accompanying condensed consolidated statements of operations.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Contractual Obligations and Commercial Commitments

The following table gives information about our existing material commitments under our indebtedness and contractual obligations, which excludes the effect of imputed interest:

		Payments Due

		< 1	1-3	3-5	> 5
Contractual Obligations	Total	year	years	years	years

		(Dollars in thousands)
Long-term debt	$287,164	—	—	7,164	280,000
Capitalized lease obligations	20,555	5,348	8,093	6,886	228
Operating lease obligations	9,920	4,517	3,419	1,670	314

Total contractual cash obligations	$317,639	9,865	11,512	15,720	280,542

In the quarter ended December 31, 1997, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved. The amount deferred at December 31, 2003 is $45.6 million and is included within Other liabilities in our consolidated balance sheet. At December 31, 2003, we had no other significant contingent commitments. The following table gives information about our other commercial commitments:

		Commitment Due

Other Commercial		< 1	1-3	3-5	> 5
Commitments	Total	year	years	years	years

		(Dollars in thousands)
Standby letters of credit	$31,164	26,638	—	750	3,776

The standby letters of credit generally serve as collateral and generally are renewable quarterly pursuant to the terms of certain long-term arrangements.

ACG HOLDINGS, INC.
Part I

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Information

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

Quantitative Information

At December 31, 2003, we had fixed rate debt and variable rate debt (both excluding capitalized lease obligations) approximating $280.0 million and $7.2 million, respectively. The carrying values of such debt instruments approximated their estimated fair values as of December 31, 2003. At our December 31, 2003 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have an immaterial impact on earnings and cash flows relating to our variable rate.

The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4. Controls and Procedures.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

ACG HOLDINGS, INC.
Part II Other Information

Item 1. Legal Proceedings.

There have been no significant changes since March 31, 2003. Reference is made to “Business – Legal Proceedings” disclosure in our Amendment No. 1 on Form S-1 to Form S-4 as filed with the Securities and Exchange Commission on November 26, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

During the quarter ended December 31,2003, an officer exercised options to purchase an aggregate of 1,125 shares of Holdings’ common stock for $.01/share. The securities that were sold were exempt from registration on the basis that such an officer is an “accredited investor” as defined by the rules of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description

10.12 (a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics, Bank of America, N. A., as Administrative Agent, Collateral Agent and as a Lender, Morgan Stanley Senior Funding, Inc., as Documentation Agent, GECC Capital Markets Group Inc., as Syndication Agent, and the financial institutions named therein as Lenders

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

Form 8-K filed with the Securities and Exchange Commission on November 6, 2003 under Item 7 announced American Color Graphics, Inc.’s financial results for the second fiscal quarter and the six month period ended September 30, 2003 and under Item 9 announced that the financial results for the fiscal years ended March 31, 2003, 2002 and 2001 had been reclassified.

There were no other reports filed on Form 8-K in the quarter ended December 31, 2003.

Form 8-K filed with the Securities and Exchange Commission on February 9, 2004 under Item 5, announced American Color Graphics, Inc. will host a teleconference to discuss its financial results of the third quarter of fiscal year ending March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc.
American Color Graphics, Inc.

Date: February 12, 2004	By	/s/ Patrick W. Kellick

Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Assistant Secretary
(Authorized Officer and Principal Financial Officer)

Date: February 12, 2004	By	/s/ Angela C. Marshall

Angela C. Marshall
Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page

10.12 (a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics, Bank of America, N. A., as Administrative Agent, Collateral Agent and as a Lender, Morgan Stanley Senior Funding, Inc., as Documentation Agent, GECC Capital Markets Group Inc., as Syndication Agent, and the financial institutions named therein as Lenders	34

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	48

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer	49

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer	50

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	51