Form 10-Q
period 2004-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2005-02-14
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 33-97090

ACG HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1395968
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(615) 377-0377
(Registrant’s Telephone Number, Including Area Code)

AMERICAN COLOR GRAPHICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

New York	16-1003976
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of Principal Executive Offices)	(Zip Code)

(615) 377-0377
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

ACG Holdings, Inc. has 160,067 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2005 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2004	March 31, 2004
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $2,023 and $2,853 at December 31, 2004 and March 31, 2004, respectively	50,723	42,452
Other	3,788	2,533

Total receivables	54,511	44,985

Inventories	10,929	8,524
Income tax receivable	91	—
Deferred income taxes	2,313	2,313
Prepaid expenses and other current assets	4,667	4,836

Total current assets	72,511	60,658

Property, plant and equipment	308,505	303,425
Less accumulated depreciation	(199,687)	(182,874)

Net property, plant and equipment	108,818	120,551

Excess of cost over net assets acquired	66,548	66,548

Other assets	20,231	20,156

Total assets	$268,108	267,913

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values and liquidation preference)

	December 31, 2004	March 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current installments of long-term debt and capitalized leases	$4,675	4,144
Trade accounts payable	39,526	29,727
Accrued expenses	32,180	42,550
Income tax payable	—	9

Total current liabilities	76,381	76,430

Long-term debt and capitalized leases, excluding current installments	311,312	294,154
Deferred income taxes	8,365	8,624
Other liabilities	68,171	77,480

Total liabilities	464,229	456,688

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at December 31, 2004 and March 31, 2004	2	2
Additional paid-in capital	2,168	2,103
Accumulated deficit	(177,453)	(169,516)
Other accumulated comprehensive loss, net of tax	(20,838)	(21,364)

Total stockholders’ deficit	(196,121)	(188,775)

Total liabilities and stockholders’ deficit	$268,108	267,913

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2004	2003
Sales	$123,652	128,569
Cost of sales	110,260	111,339

Gross profit	13,392	17,230

Selling, general and administrative expenses	7,642	7,519

Operating income	5,750	9,711

Other expense (income):
Interest expense	8,560	8,412
Interest income	(35)	(1)
Other, net	(16)	83

Total other expense	8,509	8,494

Income (loss) before income taxes	(2,759)	1,217

Income tax expense (benefit):
Current	81	406
Deferred	(554)	(2,196)

Total income tax benefit	(473)	(1,790)

Net income (loss)	$(2,286)	3,007

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Sales	$341,107	365,536
Cost of sales	304,229	314,931

Gross profit	36,878	50,605

Selling, general and administrative expenses	21,095	23,842

Restructuring costs	—	2,000

Operating income	15,783	24,763

Other expense (income):
Interest expense	25,417	25,713
Interest income	(35)	(8)
Loss on early extinguishment of debt	—	3,196
Other, net	(164)	294

Total other expense	25,218	29,195

Loss from continuing operations before income taxes	(9,435)	(4,432)

Income tax expense (benefit):
Current	(875)	1,030
Deferred	(623)	10,654

Total income tax expense (benefit)	(1,498)	11,684

Loss from continuing operations	(7,937)	(16,116)

Discontinued operations:
Loss from operations, net of $0 tax	—	12
Loss on disposal, net of $0 tax	—	444

Net loss	$(7,937)	(16,572)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Cash flows provided (used) by operating activities:

Net loss	$(7,937)	(16,572)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	17,099	17,708
Depreciation related to discontinued operations	—	26
Amortization of other assets	358	497
Amortization of deferred financing costs	1,847	1,591
Loss on early extinguishment of debt – non-cash	—	3,196
Deferred income tax expense (benefit)	(623)	10,654
Discontinued operations, net of tax	—	873
Increase in working capital and other	(23,149)	(9,803)

Net cash provided (used) by operating activities	(12,405)	8,170

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(4,521)	(10,501)
Proceeds from sales of property, plant and equipment	170	24
Other	(350)	260

Net cash used by investing activities	(4,701)	(10,217)

Cash flows provided (used) by financing activities:

Repayment of long-term debt, net	—	(39,185)
Net increase in revolver borrowings	20,752	7,164
Repayment of 12 3/4% senior subordinated notes	—	(170,055)
Proceeds from issuance of 10% senior second secured notes	—	280,000
Repayment of capital lease obligations	(3,094)	(4,832)
Payment of deferred financing costs	(468)	(13,979)
Repurchase and retire preferred stock and cancel preferred stock options	—	(56,942)

Net cash provided by financing activities	17,190	2,171

Effect of exchange rates on cash	(84)	(124)

Net change in cash	—	—

Cash:

Beginning of period	—	—

End of period	$—	—

Non-cash investing activity:
Equipment purchases under capital leases	$31	2,870

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2004 and the Company’s Post-Effective Amendment No. 1 to Registration Statement No. 333-110291 on Form S-1.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period information has been reclassified to conform to current period presentation.

2. Discontinued Operations

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount, which resulted in a loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.

3. Inventories

The components of inventories are as follows (in thousands):

	December 31,	March 31,
	2004	2004
Paper	$8,847	6,307
Ink	178	185
Supplies and other	1,904	2,032

Total inventories	$10,929	8,524

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. July 3, 2003 Refinancing Transactions

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under the old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12 3/4% Senior Subordinated Notes Due 2005 (the “12 3/4% Notes”), at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, the Company repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

In connection with the 2003 Refinancing, the Company incurred $14.4 million of deferred financing fees. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. The Company also incurred a charge of approximately $3.2 million in the nine months ended December 31, 2003 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 3/4% Notes. In addition, the Company recorded incremental interest expense of approximately $1.7 million in the nine months ended December 31, 2003 as a result of the 30 day call provision related to the 12 3/4% Notes.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At December 31, 2004, the Company had borrowings outstanding under the Revolving Credit Facility of $20.8 million and had letters of credit outstanding of approximately $28.8 million. The Company had additional borrowing availability under the Revolving Credit Facility of approximately $20.2 million.

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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Revolving Credit Facility, as amended, contains customary affirmative and negative covenants, including but not limited to:

•	minimum fixed charge coverage ratio requirements; and

•	limitations on acquisitions and investments, capital expenditures, new subsidiaries, uses of proceeds, indebtedness, liens, dividends and distributions, prepayments of certain indebtedness, affiliate transactions, loans, asset dispositions and Holdings’ business operations.

The Company was in compliance with all such covenant requirements at December 31, 2004.

In February 2005, the Company executed the second amendment to the Revolving Credit Facility. This amendment included, along with certain other provisions, modifications to the minimum fixed charge coverage ratio requirements for various quarterly periods beginning March 31, 2005.

5. Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).

Total comprehensive income (loss) for the three and nine months ended December 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$(2,286)	3,007	(7,937)	(16,572)

Foreign currency translation adjustment, net of tax	137	331	526	1,380

Total comprehensive income (loss)	$(2,149)	3,338	(7,411)	(15,192)

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

The Company recorded income tax benefit of $0.5 million and $1.5 million for the three and nine months ended December 31, 2004, respectively, compared to benefit of $1.8 million and expense of $11.7 million for the three and nine months ended December 31, 2003, respectively.

The income tax benefit for the three months ended December 31, 2003 primarily relates to an adjustment of $2.2 million to reflect a change in estimate with respect to the Company’s income tax liability. The income tax expense in the nine months ended December 31, 2003 is primarily due to an adjustment, recorded in the three months ended September 30, 2003, to increase the deferred tax asset valuation allowance by $12.8 million, which was partially offset by the $2.2 million adjustment to reflect a change in estimate with respect to the Company’s income tax liability recorded in the three months ended December 31, 2003. The adjustment to the valuation allowance reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from an assessment of the economic climate, particularly the continuance of competitive pricing pressures in the industry, and the

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expected increase in annual interest costs arising from the issuance of the 10% Notes that provided negative evidence about the Company’s ability to realize certain deferred tax assets. The Company will reverse its valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets. Income tax benefit from U.S. losses in the nine months ended December 31, 2003 was primarily offset by an increase in the valuation allowance and foreign tax expense.

The income tax benefit in the three months ended December 31, 2004 relates primarily to an adjustment of $0.4 million to reflect a change in estimate with respect to the Company’s income tax liability. The income tax benefit in the nine months ended December 31, 2004 relates primarily to tax benefit in foreign jurisdictions and to the $0.4 million adjustment to reflect a change in estimate with respect to the Company’s income tax liability recorded in the three months ended December 31, 2004. Income tax benefit from U.S. losses in the three and nine months ended December 31, 2004 was primarily offset by an increase in the valuation allowance.

7. Employee Benefit Plans

Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	December 31,		December 31,
	2004	2003	2004	2003
Service cost	$118	98	(3)	(18)

Interest cost	1,065	1,057	(33)	(111)

Expected return on plan assets	(878)	(675)	—	—

Amortization of prior service cost	—	—	(56)	(56)

Amortization of unrecognized loss	506	608	—	—

Recognized net actuarial gain	—	—	(10)	38

Net periodic benefit cost	$811	1,088	(102)	(147)

	Nine months ended		Nine months ended
	December 31,		December 31,
	2004	2003	2004	2003
Service cost	$353	296	20	14

Interest cost	3,186	3,198	101	84

Expected return on plan assets	(2,633)	(2,042)	—	—

Amortization of prior service cost	—	—	(167)	(167)

Amortization of unrecognized loss	1,517	1,839	—	—

Recognized net actuarial gain	—	—	(31)	(28)

Net periodic benefit cost	$2,423	3,291	(77)	(97)

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost included in the condensed consolidated financial statements reflect the effects of applying the Act during the quarter ended December 31, 2004, which were not material.

8. Commitments and Contingencies

The Company has employment agreements with one of its principal officers and two other employees. Such agreements provide for minimum salary levels as well as for incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at December 31, 2004, excluding bonuses, is approximately $2.8 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at December 31, 2004 is $46.5 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.

Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the six acre site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a settlement offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. Graphics has begun its investigation into this matter but it believes its potential liability in connection with this site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its condensed consolidated balance sheet at December 31, 2004. The Company believes this amount is adequate to cover such liabilities.

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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Restructuring Costs

Fiscal Year 2004 Restructuring Costs

January 2004 Plan

In January 2004, the Company approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of a print facility in Stevensville, Ontario, a reduction of personnel in certain of the Company’s other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within the Company.

As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed primarily of severance and related termination benefits.

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2004 (in thousands):

	03/31/04		12/31/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$3,515	(2,052)	1,463
Lease termination costs	3	—	3
Other costs	442	(13)	429

	$3,960	(2,065)	1,895

During the fiscal year ended March 31, 2004, $1.8 million of these costs were paid. As of December 31, 2004, the Company believes the restructuring reserve of approximately $1.9 million is adequate. The Company anticipates that approximately $0.6 million of the restructuring balance will be paid by March 31, 2005 and the remaining $1.3 million will be paid during the fiscal year ending March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

July 2003 Plan

In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge was classified within restructuring costs in the condensed consolidated statements of operations in the quarter ended September 30, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge was composed of severance and related termination benefits.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2004 (in thousands):

	03/31/04		12/31/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$1,117	(555)	562

During the fiscal year ended March 31, 2004, $0.7 million of these costs were paid. As of December 31, 2004, the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that approximately $0.2 million of the restructuring balance will be paid by March 31, 2005, approximately $0.3 million will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003. This charge was classified within restructuring costs and other charges in the consolidated statements of operations in the fiscal year ended March 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2004. This reduction was primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods.

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2004 (in thousands):

	03/31/04		12/31/04
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$12	(7)	5
Other costs	24	(11)	13

	$36	(18)	18

The process of closing a premedia services facility and the elimination of certain personnel within the Company were completed by March 31, 2003. During the fiscal years ended March 31, 2004 and March 31, 2003, $0.9 million and $0.1 million of these costs were paid, respectively. As of December 31, 2004, the Company believes the remaining restructuring reserve of less than $0.1 million is adequate. The Company anticipates that the remaining costs will be paid before March 31, 2005. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations in the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs including primarily legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million of restructuring charges related to this plan in each of the quarters ended March 31, 2004 and September 30, 2003. These charges were related to future lease commitments and were classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2004.

The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2004 (in thousands):

	03/31/04		12/31/04
	Restructuring		Restructuring
	Reserve		Reserve
	Balance	Activity	Balance
Severance and other employee costs	$100	(41)	59
Lease termination costs	1,232	(308)	924

	$1,332	(349)	983

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal year ended March 31, 2004, $0.9 million of these costs were paid. During each of the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid. As of December 31, 2004, the Company believes the restructuring reserve of approximately $1.0 million is adequate. The Company anticipates that $0.2 million of the restructuring reserve balance will be paid by March 31, 2005 and the remaining $0.8 million will be paid by March 31, 2006. These costs will be funded through cash generated from operations and borrowings under the Revolving Credit Facility, as amended.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Industry Segment Information

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

The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics and other publications. The Company’s premedia services business assists customers in the capture, manipulation, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of each of the segments are the same as those used by the Company in its condensed consolidated financial statements. The Company evaluates performance based on segment EBITDA which is defined as earnings before net interest expense, income tax expense, depreciation and amortization. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties; that is, at current market prices.

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying condensed consolidated financial statements.

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the sales, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

EBITDA for the print and premedia services' segments includes the impact of restructuring costs of $1.7 million and $0.3 million, respectively, recorded in the quarter ended September 30, 2003. In addition, EBITDA for other operations includes the write-off of deferred financing costs related to the 2003 Refinancing of $3.2 million, which was recorded in the quarter ended September 30, 2003, and discontinued operations losses of $0.4 million, which were recorded in the quarter ended June 30, 2003.

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2004
Sales	$298,705	42,402	—	341,107

EBITDA	$25,901	9,796	(2,293)	33,404

Depreciation and amortization	(15,061)	(2,396)	—	(17,457)
Interest expense	—	—	(25,417)	(25,417)
Interest income	—	—	35	35
Income tax benefit	—	—	1,498	1,498

Net income (loss)	$10,840	7,400	(26,177)	(7,937)

Total assets	$238,139	16,341	13,628	268,108
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$3,367	1,185	—	4,552

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2003
Sales	$325,848	39,688	—	365,536

EBITDA	$37,700	7,517	(6,169)	39,048

Depreciation and amortization	(15,493)	(2,712)	(26)	(18,231)
Interest expense	—	—	(25,713)	(25,713)
Interest income	—	—	8	8
Income tax expense	—	—	(11,684)	(11,684)

Net income (loss)	$22,207	4,805	(43,584)	(16,572)

Total assets	$248,765	15,631	15,030	279,426
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$12,331	1,040	—	13,371

Three Months Ended December 31, 2004
Sales	$109,057	14,595	—	123,652

EBITDA	$9,015	3,274	(734)	11,555

Depreciation and amortization	(4,976)	(813)	—	(5,789)
Interest expense	—	—	(8,560)	(8,560)
Interest income	—	—	35	35
Income tax benefit	—	—	473	473

Net income (loss)	$4,039	2,461	(8,786)	(2,286)

Total assets	$238,139	16,341	13,628	268,108
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$808	543	—	1,351

Three Months Ended December 31, 2003
Sales	$115,340	13,229	—	128,569

EBITDA	$13,613	2,748	(670)	15,691

Depreciation and amortization	(5,215)	(848)	—	(6,063)
Interest expense	—	—	(8,412)	(8,412)
Interest income	—	—	1	1
Income tax benefit	—	—	1,790	1,790

Net income (loss)	$8,398	1,900	(7,291)	3,007

Total assets	$248,765	15,631	15,030	279,426
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$870	361	—	1,231

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The Company has evaluated the requirements of FIN 46 and does not expect any effect on its condensed consolidated financial statements as a whole.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company accounts for share-based payments using the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. The Company currently uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the fiscal years ended March 31, 2004, 2003 and 2002, the Company recognized no operating cash flows for such excess tax deductions. The Company does not anticipate the adoption of SFAS 123R will have a material impact on its condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), including, but not limited to:

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following table summarizes our results of operations for the three months ended December 31, 2004 (the “2004 Three-Month Period”), the three months ended December 31, 2003 (the “2003 Three-Month Period”), the nine months ended December 31, 2004 (the “2004 Nine-Month Period”) and the nine months ended December 31, 2003 (the “2003 Nine-Month Period”):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Sales:
Print	$109,057	115,340	298,705	325,848
Premedia Services	14,595	13,229	42,402	39,688

Total	$123,652	128,569	341,107	365,536

Gross Profit:
Print	$9,118	13,653	24,718	39,986
Premedia Services	4,267	3,566	12,155	10,612
Other	7	11	5	7

Total	$13,392	17,230	36,878	50,605

Gross Margin:
Print	8.4%	11.8%	8.3%	12.3%
Premedia Services	29.2%	27.0%	28.7%	26.7%
Total	10.8%	13.4%	10.8%	13.8%

Operating Income (Loss):
Print (b)	$4,095	8,442	10,803	22,282
Premedia Services (b)	2,416	1,905	7,257	4,834
Other (a)	(761)	(636)	(2,277)	(2,353)

Total	$5,750	9,711	15,783	24,763

(a)	Includes corporate general and administrative expenses.

(b)	In the 2003 Nine-Month Period, print and premedia services’ operating incomes include the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

Print

Sales. In the 2004 Nine-Month Period, print sales decreased $27.1 million to $298.7 million from $325.8 million in the 2003 Nine-Month Period. The decrease in the 2004 Nine-Month Period includes a decrease in print production volume of approximately 15% and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain customer share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by increased paper prices.

In the 2004 Three-Month Period, print sales decreased $6.3 million to $109.0 million from $115.3 million in the 2003 Three-Month Period. The decrease in the 2004 Three-Month Period includes a decrease in print production volume of approximately 15% and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain customer share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by increased paper prices and a decrease in the level of customer supplied paper.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross Profit. In the 2004 Nine-Month Period, print gross profit decreased $15.3 million to $24.7 million from $40.0 million in the 2003 Nine-Month Period. In the 2004 Nine-Month Period, print gross margin decreased to 8.3% from 12.3% in the 2003 Nine-Month Period. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by net benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices included in sales.

In the 2004 Three-Month Period, print gross profit decreased $4.6 million to $9.1 million from $13.7 million in the 2003 Three-Month Period. In the 2004 Three-Month Period, print gross margin decreased to 8.4% from 11.8% in the 2003 Three-Month Period. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by net benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices included in sales.

Selling, General and Administrative Expenses. In the 2004 Nine-Month Period, print selling, general and administrative expenses decreased $2.1 million, or 13.0%, to $13.9 million, or 4.7% of print sales, from $16.0 million, or 4.9% of print sales, in the 2003 Nine-Month Period. This decrease includes the impact of the change in our estimates related to the allowance for doubtful accounts and other reductions in certain administrative costs as a result of our ongoing cost containment initiatives.

In the 2004 Three-Month Period, print selling, general and administrative expenses decreased $0.2 million, or 3.6%, to $5.0 million, or 4.6% of print sales, from $5.2 million, or 4.5% of print sales, in the 2003 Three-Month Period. This decrease includes the impact of reductions in certain administrative costs as a result of our ongoing cost containment initiatives.

Restructuring Costs. Restructuring costs were $1.7 million in the 2003 Nine-Month Period. We incurred no restructuring costs in the 2004 Three- or Nine-Month Periods. See note 9 to our condensed consolidated financial statements appearing elsewhere in this Report for further discussion of our restructuring initiatives.

Operating Income. As a result of the factors discussed above, print operating income decreased to $10.8 million in the 2004 Nine-Month Period from $22.3 million in the 2003 Nine-Month Period and decreased to $4.1 million in the 2004 Three-Month Period from $8.4 million in the 2003 Three-Month Period.

Premedia Services

Sales. In the 2004 Nine-Month Period, premedia services’ sales increased $2.7 million to $42.4 million from $39.7 million in the 2003 Nine-Month Period. These results are attributable primarily to increases in our premedia production volume, including increases in our premedia packaging business. These increases were offset in part by continued competitive pricing pressures in this segment.

In the 2004 Three-Month Period, premedia services’ sales increased approximately $1.4 million to $14.6 million from $13.2 million in the 2003 Three-Month Period. These results are attributable primarily to increases in our premedia production volume, including increases in our premedia packaging business. These increases were offset in part by continued competitive pricing pressures in this segment.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Gross Profit. In the 2004 Nine-Month Period, premedia services’ gross profit increased $1.6 million to $12.2 million from $10.6 million in the 2003 Nine-Month Period. In the 2004 Nine-Month Period, premedia services’ gross margin increased to 28.7% from 26.7% in the 2003 Nine-Month Period. The increase in both gross profit and gross margin include the increases in premedia production volume and the impact of continued cost containment initiatives.

In the 2004 Three-Month Period, premedia services’ gross profit increased $0.7 million to $4.3 million from $3.6 million in the 2003 Three-Month Period. In the 2004 Three-Month Period, premedia services’ gross margin increased to 29.2% from 27.0% in the 2003 Three-Month Period. The increase in both gross profit and gross margin include the increases in premedia production volume and the impact of continued cost containment initiatives.

Selling, General and Administrative Expenses. In the 2004 Nine-Month Period, premedia services’ selling, general and administrative expenses decreased $0.6 million, or 10.9%, to $4.9 million, or 11.6% of premedia services’ sales, from $5.5 million, or 13.8% of premedia services’ sales in the 2003 Nine-Month Period. The decrease in the 2004 Nine-Month Period includes decreases in both the selling and administrative areas due to our ongoing cost containment initiatives.

In the 2004 Three-Month Period, premedia services’ selling, general and administrative expenses increased $0.2 million, to $1.9 million, or 12.7% of premedia services’ sales, from $1.7 million, or 12.6% of premedia services’ sales in the 2003 Three-Month Period.

Restructuring Costs. Restructuring costs were $0.3 million in the 2003 Nine-Month Period. We incurred no restructuring costs in the 2004 Three- or Nine-Month Periods. See note 9 to our condensed consolidated financial statements appearing elsewhere in this Report for further discussion of our restructuring initiatives.

Operating Income. As a result of the factors discussed above, premedia services’ operating income increased to $7.3 million in the 2004 Nine-Month Period from $4.8 million in the 2003 Nine-Month Period and increased to $2.4 million in the 2004 Three-Month Period from $1.9 million in the 2003 Three-Month Period.

Other Operations

Other operations consist primarily of corporate general and administrative expenses. In the 2004 Nine-Month Period, operating losses from other operations improved slightly to a loss of $2.3 million from a loss of $2.4 million in the 2003 Nine-Month Period. In the 2004 Three-Month Period, operating losses from other operations increased slightly to a loss of $0.7 million from a loss of $0.6 million in the 2003 Three-Month Period.

Interest Expense

In the 2004 Nine-Month Period, interest expense decreased to $25.4 million from $25.7 million in the 2003 Nine-Month Period and increased to $8.6 million in the 2004 Three-Month Period from $8.4 million in the 2003 Three-Month Period. The decrease in the 2004 Nine-Month Period includes the $1.7 million of incremental interest expense included in the 2003 Nine-Month Period related to the 30 day call provision associated with the 12 3/4% Notes, offset in part by higher overall levels of indebtedness. The increase in the 2004 Three-Month Period is a result of higher levels of indebtedness and increased borrowing costs.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Income Taxes

In the 2004 Nine-Month Period, income tax expense (benefit) improved to a benefit of $1.5 million from expense of $11.7 million in the 2003 Nine-Month Period. In the 2004 Three-Month Period, income tax expense (benefit) decreased to a benefit of $0.5 million from a benefit of $1.8 million in the 2003 Three-Month Period.

The income tax benefit recorded in the 2004 Nine-Month Period relates primarily to tax benefit in foreign jurisdictions and to an adjustment of $0.4 million to reflect a change in estimate with respect to our income tax liability. The income tax benefit recorded in the 2004 Three-Month Period relates primarily to an adjustment of $0.4 million to reflect a change in estimate with respect to our income tax liability. Income tax benefit from U.S. losses in the 2004 Three- and Nine-Month Periods was primarily offset by an increase in the valuation allowance.

The income tax expense recorded in the 2003 Nine-Month Period relates primarily to an adjustment, recorded in the quarter ended September 30, 2003, to increase the deferred tax asset valuation allowance by $12.8 million, which was partially offset by an adjustment of $2.2 million, recorded in the quarter ended December 31, 2003, to reflect a change in estimate with respect to our income tax liability. The adjustment to the valuation allowance reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of the 10% Notes in July 2003 (see note 4 to our condensed consolidated financial statements appearing elsewhere in this Report) that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets. The income tax benefit recorded in the 2003 Three-Month Period relates primarily to an adjustment of $2.2 million to reflect a change in estimate with respect to our income tax liability. Income tax benefit from U.S. losses in the 2003 Nine-Month Period was primarily offset by an increase in the valuation allowance and foreign tax expense.

Discontinued Operations

In June 2003, we sold our digital visual effects business, Digiscope, for a de minimis amount, which resulted in a net loss of approximately $0.4 million, which is net of zero income tax benefit. As a result of this sale, Digiscope has been accounted for as a discontinued operation.

Net Income (Loss)

As a result of the factors discussed above, net loss improved to $7.9 million in the 2004 Nine-Month Period from $16.6 million in the 2003 Nine-Month Period and in the 2004 Three-Month Period net income (loss) decreased to a loss of $2.3 million from income of $3.0 million in the 2003 Three-Month Period.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and borrowings under the Revolving Credit Facility. The Revolving Credit Facility, as amended, provides for maximum borrowings of $70 million subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations, maturing on July 3, 2008, including a letter of credit sub-facility of up to $40 million.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of our accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility.

At December 31, 2004, we had borrowings outstanding under the Revolving Credit Facility of $20.8 million and letters of credit outstanding of approximately $28.8 million. We had additional borrowing availability under the Revolving Credit Facility of approximately $20.2 million. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2005 are approximately $1.1 million.

During the 2004 Nine-Month Period, we used net revolver borrowings of $20.8 million and $0.2 million in proceeds from the sale of fixed assets primarily to fund the following:

•	$12.4 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report),

•	$4.5 million in cash capital expenditures; and

•	$3.6 million to service other indebtedness (including capital lease obligations of $3.1 million and deferred financing fees related to the Revolving Credit Facility and the 10% Notes of $0.5 million).

Our cash-on-hand of approximately $3.2 million is presented net of outstanding checks within trade accounts payable at December 31, 2004. Accordingly, cash is presented at a balance of $0 million in the December 31, 2004 condensed consolidated balance sheet.

We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements, make capital expenditures and, if we elect, redeem, repay or repurchase outstanding indebtedness including repurchases of our 10% Notes in privately negotiated transactions, or in open market purchases, to the extent permitted by the Revolving Credit Facility, as amended. Based upon our current financial projections, including the anticipated cash provided by operating activities, capital spending levels, required debt and related payments and the resulting borrowing availability under the Revolving Credit Facility, we believe that we have sufficient liquidity to meet our requirements over the next 12 months. These projections assume volume improvements, continued price erosion and benefits from cost reduction actions we anticipate implementing over the next 12 months.

At December 31, 2004, we had total indebtedness of $316.0 million, including borrowings under the Revolving Credit Facility of $20.8 million, capital lease obligations of $15.2 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments. We are currently in compliance with the financial covenant requirements set forth in the Revolving Credit Facility, as amended.

In February 2005, we executed the second amendment to the Revolving Credit Facility. This amendment included, along with certain other provisions, modifications to the minimum fixed charge coverage ratio requirements for various quarterly periods beginning March 31, 2005. This was necessary as a result of the continued aggressive pricing environment which has resulted in reduced earnings projections. The amendment also provides for flexibility related to certain cost reduction actions under review.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

EBITDA and EBITDA Margin

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s performance and ability to meet its future debt service requirements. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss), or any other measure of performance under U.S. generally accepted accounting principles, as a measure of performance, or to cash flows from operating, investing or financing activities as an indicator of cash flows, or as a measure of liquidity. Certain covenants in the indenture governing the 10% Notes and the Revolving Credit Facility, as amended, are based on, or include EBITDA, subject to certain adjustments.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(Dollars in thousands)
EBITDA:
Print (a)	$9,015	13,613	25,901	37,700
Premedia Services (a)	3,274	2,748	9,796	7,517
Other (b)	(734)	(670)	(2,293)	(6,169)

Total	$11,555	15,691	33,404	39,048

EBITDA Margin:
Print	8.3%	11.8%	8.7%	11.6%
Premedia Services	22.4%	20.8%	23.1%	18.9%
Total	9.3%	12.2%	9.8%	10.7%

(a)	In the 2003 Nine-Month Period, EBITDA for the print and premedia services’ segments includes the impact of restructuring costs of $1.7 million and $0.3 million, respectively.

(b)	Other operations includes corporate general and administrative expenses. In addition, other operations includes the write-off of deferred financing costs related to our 2003 Refinancing of $3.2 million in the 2003 Nine-Month Period and discontinued operations losses of $0.4 million in the 2003 Nine-Month Period.

The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended December 31, 2004
EBITDA	$9,015	3,274	(734)	11,555

Depreciation and amortization	(4,976)	(813)	—	(5,789)
Interest expense, net	—	—	(8,525)	(8,525)
Income tax benefit	—	—	473	473

Net income (loss)	$4,039	2,461	(8,786)	(2,286)

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

		Premedia
	Print	Services	Other	Total
Three Months Ended December 31, 2003
EBITDA	$13,613	2,748	(670)	15,691

Depreciation and amortization	(5,215)	(848)	—	(6,063)
Interest expense, net	—	—	(8,411)	(8,411)
Income tax benefit	—	—	1,790	1,790

Net income (loss)	$8,398	1,900	(7,291)	3,007

Nine Months Ended December 31, 2004
EBITDA	$25,901	9,796	(2,293)	33,404

Depreciation and amortization	(15,061)	(2,396)	—	(17,457)
Interest expense, net	—	—	(25,382)	(25,382)
Income tax benefit	—	—	1,498	1,498

Net income (loss)	$10,840	7,400	(26,177)	(7,937)

Nine Months Ended December 31, 2003
EBITDA	$37,700	7,517	(6,169)	39,048

Depreciation and amortization	(15,493)	(2,712)	(26)	(18,231)
Interest expense, net	—	—	(25,705)	(25,705)
Income tax expense	—	—	(11,684)	(11,684)

Net income (loss)	$22,207	4,805	(43,584)	(16,572)

Value Added Revenue and Print Impressions for the Print Segment

We have included value-added revenue (“VAR”) information to provide a better understanding of sales activity within our print segment. VAR is a non-GAAP measure and is defined as sales less the cost of paper, ink and subcontract services. We generally pass these expenses through to our customers. We also have included print impressions because we use this as an internal measure of production throughput. Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized and (2) product mix produced.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Print segment VAR (in thousands)	$49,520	56,618	143,127	166,790

Print segment impressions (in millions)	3,043	3,573	8,509	9,995

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operation

The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(In thousands)
Print segment sales	$109,057	115,340	298,705	325,848
Paper, ink and subcontract services	(59,537)	(58,722)	(155,578)	(159,058)

Print segment VAR	$49,520	56,618	143,127	166,790

New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. We have evaluated the requirements of FIN 46 and do not expect any effect on our condensed consolidated financial statements as a whole.

In December 2004, the FASB issued SFAS 123R. We account for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the fiscal years ended March 31, 2004, 2003 and 2002, we recognized no operating cash flows for such excess tax deductions. We do not anticipate the adoption of SFAS 123R will have a material impact on our condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as is described below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, future contracts, options and swap agreements to mitigate such exposures.

Interest rate risk for us primarily relates to interest rate fluctuations on variable rate debt.

We have only one print facility outside the United States, in Canada, which is subject to foreign currency exchange rate risk; however, any fluctuations in net asset values as a result of changes in foreign currency exchange rates associated with activity at this one facility have been, and are expected to continue to be, immaterial to our company as a whole.

Quantitative Information. At December 31, 2004, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $20.8 million, respectively. At March 31, 2004, we had only fixed rate debt approximating $280.0 million, excluding capital lease obligations. The estimated fair value of our fixed rate debt instruments, excluding capital lease obligations, at December 31, 2004 was $238.0 million, or $42.0 million less than the carrying value, and at March 31, 2004 was $249.2 million, or $30.8 million less than the carrying value. At our December 31, 2004 and March 31, 2004 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt.

The above market risk discussions are forward-looking statements of market risk assuming the occurrence of certain adverse market conditions. Actual results in the future may differ materially from those projected as a result of actual developments in the market.

Item 4. Controls and Procedures.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no significant changes since March 31, 2004. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2004.

Item 6. Exhibits.

Exhibit No.	Description
10.12 (b)	Second Amendment to Credit Agreement dated as of February 11, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, GECC Capital Markets Group, Inc., as Syndication Agent, and the financial institutions named therein as Lenders

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.
Date: February 14, 2005	By	/s/ Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer (Authorized Officer)

Date: February 14, 2005	By	/s/ Patrick W. Kellick
Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Assistant Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page
10.12 (b)	Second Amendment to Credit Agreement dated as of February 11, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics, Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender, GECC Capital Markets Group, Inc., as Syndication Agent, and the financial institutions named therein as Lenders	32

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges	42

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer	43

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer	44

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	45