Form 10-K
period 2005-03-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2005-06-28
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 33-97090

ACG HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1395968
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(615) 377-0377

AMERICAN COLOR GRAPHICS, INC.

(Exact name of registrant as specified in its charter)

New York	16-1003976
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(615) 377-0377

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of the voting and non-voting common stock of ACG Holdings, Inc. held by non-affiliates: Not applicable.

ACG Holdings, Inc. has 160,067 shares outstanding of its common stock, $.01 Par Value, as of May 31, 2005 (all of which are privately owned and not traded on a public market).

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect our management’s views and assumptions as of the date of this Report regarding future events and operating performance. Statements that are not of historical fact are forward-looking statements and are contained throughout this Report including Items 1, 3, 7 and 7A hereof. Some of the forward-looking statements in this Report can be identified by the use of forward-looking terms such as “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans,” or other comparable terms. Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond the control of ACG Holdings, Inc. (“Holdings”), together with its wholly-owned subsidiary, American Color Graphics, Inc. (“Graphics”), that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

You should understand that the following important factors and assumptions could affect our future results and could cause actual results to differ materially from those expressed in the forward-looking statements:

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

ITEM 1. BUSINESS

Overview

We are one of the leading printers of advertising inserts and newspaper products in the United States developed from a business that commenced operations in 1926. We believe our success is a result of the strong and longstanding relationships that we have developed with our customers by providing high quality, on-time and consistent solutions and our network of facilities, which provides distribution efficiencies and short turnaround times. Customers for our print services include approximately 200 national and regional retailers and approximately 160 newspapers.

We are also one of the most technologically advanced providers of premedia services in the United States. Our premedia services segment provides our customers with a complete solution for the preparation and management of materials for printing, including the capture, manipulation, storage, transmission and distribution of images.

Advertising Inserts. Our principal focus is on the printing of retail advertising inserts. In the fiscal year ended March 31, 2005 (“Fiscal Year 2005”) retail advertising inserts accounted for 83% of our total print segment sales, in the fiscal year ended March 31, 2004 (“Fiscal Year 2004”), accounted for 86% and in the fiscal year ended March 31, 2003 (“Fiscal Year 2003”), accounted for 87%.

Customers in the advertising insert segment of the print industry, particularly large national accounts, have increasingly demanded more sophisticated distribution capabilities, higher quality and greater flexibility from print service providers. This demand has resulted in the continued consolidation among printers within the industry. Heatset offset has become the dominant technology for printing advertising inserts due to its reliability, high print quality and flexibility. The industry is also experiencing the increasing interest of newspapers to outsource their commercial printing, inserting and product mailings. As a result of these factors, we believe that the key factors for success in the advertising insert segment of the printing industry are price, quality, reliability, and proximity to customers’ target markets, as well as strong customer service capabilities that foster lasting relationships.

Premedia Services. Premedia services consist of a number of necessary steps in the production and management of materials for printing, including the design creation and capture, manipulation, storage, transmission and distribution of images, the majority of which leads to the production of a four-color image in a format appropriate for use by printers.

Unlike the advertising insert segment of the printing industry, the premedia services segment remains highly fragmented, with a large number of service providers and many in-house departments at larger retailers. We believe that premedia services are increasingly becoming a part of the total mix of services that print customers demand, and most of our major competitors in the print services segment offer premedia services. We believe that the key factors for success in the premedia services segment are the ability to provide comprehensive services, including both print services and managed premedia services, as well as technology leadership, which enhances customer loyalty and helps establish new print customer relationships.

Competitive Strengths

We believe our continued success, strong customer relationships and leading market position are primarily the result of the following competitive strengths:

Leading Provider of Print Solutions to Our Customers. We believe our success in serving our customers results primarily from the strong relationships that we have developed with them by providing high quality print and premedia services solutions at competitive prices. We take a proactive approach in adapting our offerings to the specific needs of our customers. We also provide our print customers with comprehensive post-press services, such as mailing and freight management. In our premedia services segment, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to primarily support our print sales. We also manage 14 facilities for customers at their offices, which enable us to develop strong relationships with them. We believe that our commitment to technology leadership and our ability and willingness to customize and improve our solutions for our customers significantly enhance our ability to develop and maintain lasting relationships.

Strong, Diverse Customer Base. The core of our customer base consists of growing, national companies with whom we have strong, long-standing relationships. We also have a broad customer base consisting of geographically diverse companies in a wide variety of industries. We provide printing services to approximately 160 newspapers and approximately 200 national and regional retailers, including hardware and home improvement retailers such as The Home Depot, electronics and appliance retailers such as Best Buy, general merchandisers such as Wal-Mart, drug store chains, such as Walgreens, grocery chains such as Jewel Foods, and clothing retailers such as Federated Department Stores. None of these customers represent more than 10% of our sales. In addition, many of our print customers also use our premedia services. Overall, the customers of our premedia services segment are diverse and include large and medium-sized companies in the retail, publishing, catalog and packaging industries.

High Quality Assets and Investments in Technology. We believe that our 44 web heatset offset, nine flexographic and two coldset offset printing presses are generally among the most advanced in the industry. Through our comprehensive maintenance program, we are committed to extending the life and enhancing the reliability of these valuable assets. We also strive to incorporate new technology in our presses as it develops, and to acquire auxiliary equipment when needed, to improve our process controls and print quality, as well as to satisfy customer requirements. For example, our continued investment in pre-press, in-line and post-press technology has enabled us to both strengthen existing and develop new partnerships with our customers. In the premedia services segment, customers are continuously seeking ways to shorten their production cycles and reduce their costs. We believe that our equipment and software are among the most advanced available and position us well to address these requirements. We continuously strive to upgrade our equipment and integrate or develop more advanced software. For example, we offer a variety of solutions which provide our customers with better control of color, increased process control, shorter time to market and lower production costs.

National Scope with Regional Focus. In our print division, we believe our seven printing plants in the United States and one plant in Canada form a broad and efficient production and distribution network. These plants are located within convenient distribution distance of a large number of major cities in the United States. Over the last few years, we have continued to restructure our print operations through specific initiatives which have enhanced our production and distribution network’s flexibility, turnaround times and logistical capabilities, allowing us to better distribute print products in a timely manner. These qualities have been and are instrumental to our continued success in serving our customers, whose demands are increasingly complex. For instance, a number of our national customers routinely use numerous versions of the same advertising insert, which are adapted by region of the country. By coupling the flexibility of our heatset offset presses and our comprehensive logistical capabilities, we have become one of the few printers that can reliably meet the demands of large national and regional accounts. In our premedia services division, we believe that our six stand-alone production facilities allow us to provide strong customer service nationwide. They also provide us with access to highly skilled technical personnel, provide redundancy and extra capacity during peak periods and allow for short turnaround times.

Competitive Cost Structure. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our overall operating costs. In our print business, we have reduced and are continuing to work to reduce the variable and fixed costs of production at our print facilities and our selling, general and administrative expenses. This has been accomplished through benefits related to strategic restructuring programs and disciplined cost containment initiatives. We have also used our economies of scale to reduce the cost of raw materials and enter into long-term agreements with our suppliers. In our premedia services business, we have reduced and are continuing to reduce our operating expenses primarily through the application of certain digital premedia production methodologies, facility consolidation and continued cost containment.

Strong Management Team. The seven members of our senior management team collectively have approximately 105 years of service with us, and have worked together for us as a team for over eleven years. Our management team maintains a sharp focus on our customers, growth, quality and continued cost reduction, resulting in a strong competitive position and a well-defined strategy for the future.

Our Strategy

We are committed to enhancing the strong and longstanding relationships that we have with our existing customers and to building relationships with new customers by providing high quality, on-time and consistent solutions. As we work to meet our customers’ needs we are also committed to further reducing our operating costs. More specifically, our strategy consists of:

Growing Print Volumes Profitably through the Strength of our Customer Relationships. A significant number of our major customers are growing companies. We are committed to growing with our existing customers and adding new accounts on a profitable basis. We will continue to focus on providing excellent customer service, high quality print and premedia services solutions and reliable delivery of materials, all of which strengthen our customer relationships. We are also actively pursuing long-term printing and premedia opportunities similar to arrangements we have executed with certain of our customers.

Improving Customer and Service Mix. We expect to continue to adjust the mix of our customers and services within our print segment. We consistently monitor our customer and service mix to optimize profitability and asset utilization. As part of this process, we target customers who have geographic and service needs that match our capabilities. This approach allows us to provide better service to our customers, while generating higher margins. Also as part of this process, we target accounts, such as grocery and drug store chains, that generate weekly, non-seasonal demand for retail advertising insert printing services and enable us to maximize the use of our equipment throughout the year. In our premedia services division, we continue to pursue large-scale managed service opportunities, where we can work on-site with our customers to prepare materials for press, foster strong long-term relationships and enhance sales of our print solutions. We will continue to focus on high value-added, new business opportunities, particularly projects that utilize the full breadth of the services and technologies we offer.

Continuing to Reduce Costs. We have a disciplined approach to cost reduction that is implemented on a plant-by-plant basis, and we are aggressively working to further reduce costs in our manufacturing operations. Our cost reduction programs include savings resulting from various restructuring initiatives that we put into place over the past several years as well as numerous other specific cost reduction initiatives and efficiency improvements which have been implemented. In our premedia services business, our use of advanced technology, facility consolidation and continued cost containment initiatives will enable us to reduce our capital costs and improve our digital premedia workflow, which we expect to further enhance the productivity of our employees and reduce the overall cost structure in this segment. In addition, we are continually working to further reduce our selling, general and administrative expenses.

Expanding our Printing Solutions through Disciplined Capital Expenditures. We are committed to providing our customers with the solutions they need at competitive prices. We will continue to be proactive in adapting our offerings to the specific needs of our customers, but we will do so only through a disciplined program of capital expenditures. We will expand our production capacity through the careful addition of equipment when opportunities support such an expansion. In our premedia services segment, we believe that investments in new technology have allowed and will continue to allow us to better market our service offerings to existing and new customers, including customers in our print segment who increasingly use shared service offerings.

Print Segment

Our print business, which accounted for approximately 88%, 89% and 90% of our sales in Fiscal Years 2005, 2004 and 2003, respectively, produces advertising inserts, comics and other publications.

Advertising Inserts. Retail advertising inserts accounted for 83% of print sales in Fiscal Year 2005, 86% of print sales in Fiscal Year 2004 and 87% of print sales in Fiscal Year 2003. We believe that we are one of the largest printers of retail advertising inserts in the United States. We print retail advertising inserts for approximately 200 retailers throughout the United States. Advertising inserts are preprinted advertisements, generally in color, that display products sold by a particular retailer or manufacturer, usually for a specific sale period. Advertising inserts are used extensively by many different retailers, including discount, department, supermarket, home center, drug and automotive stores. Inserts are an important and cost effective means of advertising for these merchants. Advertising inserts are primarily distributed through insertion in newspapers, but are also distributed by direct mail or in-store by retailers. As a result, advertising inserts are both time sensitive and seasonal.

Comics. Comics accounted for 10% of print sales in Fiscal Year 2005, 8% of print sales in Fiscal Year 2004 and 7% of print sales in Fiscal Year 2003. We believe that we are one of the largest printers of comics in the United States. Comics consist of Sunday newspaper comics, comic insert advertising and comic books. We print Sunday comics for approximately 160 newspapers in the United States and Canada and print a significant share of the annual comic book requirements of Marvel Entertainment Group, Inc.

Other Publications. Other publications, including local newspapers, TV guide listings and other publications, accounted for 7% of print sales in Fiscal Year 2005 and 6% in Fiscal Years 2004 and 2003.

Print Production. Our network of eight print plants in the United States and Canada is strategically well positioned to service our customers, providing us with distribution efficiencies and short turnaround times, two factors that we believe will allow our continuing success in servicing large national and regional accounts. There are primarily three printing processes used to produce advertising inserts and newspaper supplements: offset lithography (heatset and cold), rotogravure and flexography. We principally use heatset offset and flexographic web printing equipment in our print operations. Our printing equipment currently consists of 44 heatset offset presses, two coldset offset presses and nine flexographic presses, 52 of which we own. Most of our advertising inserts, publications and comic books are printed using the offset process, while substantially all of our Sunday newspaper comics and comic advertising inserts are printed using the flexographic process.

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

In addition to press capacity, certain equipment parameters are critical to competing in the advertising insert market, including cut-off length, folder capabilities and certain in-line and off-line finishing capabilities. Cut-off length is one of the determinants of the size of the printed page. Folder capabilities for advertising inserts must include a wide variety of page sizes, page counts and page layouts. Finally, some advertising inserts require gluing or stitching of the product, adding cards, trimming and numbering. These production activities generally are done in-line with the press to meet the expedited delivery schedules required by many customers. We believe that our mix and configuration of presses and press services allows for efficient tailoring of printing services to customers’ product needs.

In combination with our national account status with the United States Postal Service and our experience in such areas as list services, addressing accuracy and postal service, we are able to offer distribution and mailing services that help to maximize the advertising impact and financial return for our customers.

Premedia Services Segment

Our premedia services business accounted for approximately 12%, 11% and 10% of our Fiscal Year 2005, 2004 and 2003 sales, respectively. We believe we are one of the largest full-service providers of premedia services in the United States (based upon revenues) and a technological leader in this industry. Our premedia services business commenced operations in 1975. We provide these services within our print plants, our six stand-alone service locations and through our 14 managed services sites, which are premedia services facilities at a customer location.

We assist customers in the capture, manipulation, storage, transmission and distribution of images. The majority of this work leads to the production of a four-color image in a format appropriate for use by printers as well as other forms of media. We make page changes, including type changes, and combine digital page layout information with electronically captured and color-corrected four-color images. From these digital files, proofs, final corrections, and finally, four-color films or digital files are produced for each page. The final four-color films or digital files enable printers to prepare plates for each color resulting in the appearance of full color on the printed page generated. Our revenue from these traditional services is being supplemented by additional revenue sources including digital asset management, managed services, computer-to-plate services, creative services, conventional and digital photography, consulting and training services, multimedia and Internet services, and software and data-base management. We have been a leader in implementing these new technologies, which enables us to reduce unit costs and effectively service the increasingly complex demands of our customers more quickly than many of our competitors. We have also been one of the leaders in the integration of electronic page make-up, desktop computer-based design and layout, and digital cameras into premedia production.

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

The print and premedia services businesses have historically had certain common customers and our ability to cross-market is an increasingly valuable tool as computer-to-plate, regional versioning, electronic digital imaging, managed services and speed to market become more important to our customers. We believe cross-marketing enables us to provide more comprehensive solutions for our customers’ premedia and printing needs.

No single customer accounted for sales in excess of 10% of our consolidated sales in Fiscal Year 2005. Our top ten customers accounted for approximately 43% of our consolidated sales in Fiscal Year 2005.

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

Sales and Marketing

Our print and premedia services divisions each have their own highly skilled sales forces that work together to maximize our sales leverage by offering our customers multiple solutions utilizing the products and services of both our print and premedia services divisions. Each sales force is trained in the specific requirements of the market it serves to further allow us to maximize our sales success and works closely with our customers to help them successfully market their products.

Our print division employs 28 sales professionals who are divided into two regions, the south and east region and the north and west region. These groups all specialize in the retail, newspaper and comic book markets. The premedia services division employs 14 sales professionals who focus in the retail and commercial, publications and catalog, and packaging markets.

Competition

Commercial printing in the United States is a large, highly fragmented, capital-intensive industry and we compete with numerous national, regional and local printers. We believe that our largest competitors are Vertis, Inc. and Quebecor World Inc., and to a lesser degree, R. R. Donnelley & Sons Company. A trend of industry consolidation in recent years can be attributed to customer preferences for larger printers with a greater range of services, capital requirements and competitive pricing pressures. We believe that competition in the print business is based primarily on quality and service at a competitive price.

Our premedia services segment competes with numerous premedia services firms on both a national and regional basis. The industry is highly fragmented, primarily consisting of smaller local and regional companies, with only a few national full-service premedia services companies such as us, none of which has a significant nationwide market share.

Raw Materials

The primary raw materials used in our print business are paper and ink. We purchase most of our paper, ink and related products under long-term supply contracts. Raw materials used in our premedia services processes include digital media, limited film usage and proofing substrate materials. In both of our business segments, there is an adequate supply of the necessary materials available from multiple vendors. We are not dependent on any single supplier and have had no significant problems in the past obtaining necessary raw materials.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes and will continue to include the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, which utilize advertising inserts more frequently.

Backlog

Because our print and premedia services products are required to be delivered soon after final customer orders are received, we do not experience any backlog of unfilled customer orders.

Our Employees

As of May 31, 2005, we had a total of approximately 2,010 employees. Approximately 141 employees are represented by a collective bargaining agreement. We consider our relations with our employees to be excellent.

Governmental and Environmental Regulations

We are subject to regulation under various federal, state and local laws relating to employee safety and health, and to the generation, storage, transportation, disposal and emission into the environment of hazardous substances. We believe that we are in material compliance with such laws and regulations. Although compliance with such laws and regulations in the future is likely to entail additional capital expenditures, we do not anticipate that such expenditures will be material. See “Legal Proceedings — Environmental Matters” appearing elsewhere in this Report.

ITEM 2. PROPERTIES

We operate in 14 locations in 10 states and Canada. We own seven print plants in the United States and one in Canada. Our premedia services business has six stand-alone production locations, all of which are leased. The premedia services division also operates 14 premedia services facilities on the premises of our customers. In addition, we maintain one small executive office in Connecticut and our headquarters facility in Brentwood, Tennessee, both of which are leased. We believe that our plants and facilities are adequately equipped and maintained for present and planned operations.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in several legal actions arising from our normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Environmental Matters

Graphics, together with over 300 other persons, was designated by the U. S. Environmental Protection Agency as a potentially responsible party, or a PRP, under the Comprehensive Environmental Response Compensation and Liability Act, which we refer to as CERCLA or Superfund, at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and our ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore we believe that our share of the anticipated remediation costs at such site will not be material to our business or consolidated financial statements as a whole.

Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the (six acre) Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. We have begun our investigation into this matter but we believe our potential liability in connection with this Site will not be material to our business or financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to these sites, we maintain a reserve of approximately $0.1 million in connection with these liabilities in our consolidated balance sheet at March 31, 2005. We believe this amount is adequate to cover such liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public market for the common stock of either Holdings or Graphics.

Holders

As of May 31, 2005, there were approximately 100 record holders of Holdings’ common stock. Holdings is the sole shareholder of Graphics’ common stock.

Dividends

There have been no cash dividends declared on any class of common equity for the two most recent fiscal years. See restrictions on Holdings’ ability to pay dividends and Graphics’ ability to transfer funds to Holdings in note 1 to our consolidated financial statements appearing elsewhere in this Report.

Recent Sales of Unregistered Securities

During the third quarter of Fiscal Year 2004, a former officer exercised options to purchase 1,125 shares of Holdings’ common stock for $.01/share. During the fourth quarter of Fiscal Year 2003, a former officer exercised options to purchase 518 shares of Holdings’ common stock for $.01/share. During the third quarter of Fiscal Year 2003, certain officers exercised options to purchase an aggregate of 20,012 shares of Holdings’ common stock for $.01/share. The securities that were sold were exempt from registration on the basis that all such officers are “accredited investors” as defined by the rules of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected financial data for and as of the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001. The balance sheet data as of March 31, 2005, 2004, 2003, 2002, 2001 and the statements of operations data for the fiscal years ended March 31, 2005, 2004, 2003, 2002 and 2001 are derived from the audited consolidated financial statements for such periods and at such dates. The selected financial data below, for the fiscal years ended March 31, 2004, 2003, 2002 and 2001, also reflects our digital visual effects business (“Digiscope”) as a discontinued operation.

This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements appearing elsewhere in this Report.

ACG Holdings, Inc.
Selected Financial Data

	Fiscal Year Ended March 31,
	2005	2004	2003		2002	2001
	(Dollars in thousands)
Statements of Operations Data:
Sales	$449,513	471,102	517,139		539,208	600,021
Cost of sales	403,641	409,321	445,493		460,283	501,338

Gross profit	45,872	61,781	71,646		78,925	98,683
Selling, general and administrative expenses	28,824	32,734	37,614		38,523	44,471
Restructuring costs and other charges (a)	10,037	8,140	1,722		12,920	—

Operating income	7,011	20,907	32,310		27,482	54,212
Interest expense, net	34,050	34,166	28,584		29,806	32,929
Loss on early extinguishment of debt (b)	—	3,196	—		—	—
Other expense	313	489	1,503		624	1,154
Income tax expense (benefit) (c)	(1,685)	11,441	1,559		(5,073)	(4,927)

Income (loss) from continuing operations	(25,667)	(28,385)	664		2,125	25,056

Discontinued operations: (d)
Loss from operations, net of $0 tax	—	12	979		1,403	633
Loss on disposal, net of $0 tax	—	444	—		—	—

Net income (loss)	$(25,667)	(28,841)	(315)		722	24,423

Balance Sheet Data (at end of period):
Working capital (deficit)	$(11,571)	(15,772)	(29,820)		(865)	15,288
Total assets	$258,898	267,913	278,441		280,513	302,202
Long-term debt and capitalized leases, including current installments	$309,951	298,298	231,757		252,792	261,706
Stockholders’ deficit	$(212,740)	(188,775)	(107,699)		(96,020)	(85,867)
Other Data:
Net cash provided (used) by operating activities	$(3,575)	21,163	45,647		38,216	40,913
Net cash used by investing activities	$(7,172)	(13,118)	(27,446)		(16,493)	(19,006)
Net cash provided (used) by financing activities	$10,822	(7,924)	(22,680)		(17,189)	(21,968)
Capital expenditures (including lease obligations entered into)	$6,907	15,966	28,652		24,550	25,271
Ratio of earnings to fixed charges (e)	—	—	1.07	x	—	1.58	x
EBITDA (f)	$29,749	41,054	54,279		56,654	87,111

NOTES TO SELECTED FINANCIAL DATA

(a)	In March 2005, we approved a restructuring plan for our premedia services segment, which was designed to improve operating efficiencies and overall profitability. We recorded $1.5 million of costs under this plan in Fiscal Year 2005.

In March 2005, we approved a restructuring plan for our print segment, to reduce manufacturing costs and improve profitability. We recorded $3.1 million of costs under this plan in Fiscal Year 2005.

In February 2005, we approved a restructuring plan for our print and premedia services segments, to reduce overhead costs and improve operating efficiency and profitability. We recorded $3.8 million of costs under this plan in Fiscal Year 2005.

In January 2004, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $5.7 million of costs under this plan in Fiscal Year 2004. We recorded $(0.7) million of costs for this plan in Fiscal Year 2005.

In July 2003, we implemented a restructuring plan for our print and premedia services segments to further reduce our selling, general and administrative expenses. We recorded $1.8 million of costs under this plan in Fiscal Year 2004.

In the fourth quarter of Fiscal Year 2003, we approved a restructuring plan for our print and premedia services segments, which was designed to improve operating efficiency and profitability. We recorded $1.2 million of costs under this plan in Fiscal Year 2003. We recorded $(0.2) million of costs for this plan in Fiscal Year 2004.

In January 2002, we approved a restructuring plan for our print and premedia services segments, which was designed to improve asset utilization, operating efficiency and profitability. We recorded $8.6 million of costs under this plan in Fiscal Year 2002. We recorded an additional $0.7 million and $0.4 million of costs for this plan in Fiscal Year 2005 and Fiscal Year 2004, respectively.

In addition, we recorded $1.6 million, $0.4 million, $0.5 million and $4.3 million of other charges in our print and premedia services divisions in Fiscal Year 2005, Fiscal Year 2004, Fiscal Year 2003 and Fiscal Year 2002, respectively. See note 15 to our consolidated financial statements appearing elsewhere in this Report for further discussion of this restructuring activity.

(b)	As part of a refinancing transaction entered into on July 3, 2003, we recorded a loss related to early extinguishment of debt of $3.2 million, net of zero taxes. This loss related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 3/4% Senior Subordinated Notes Due 2005 (the “12 3/4% Notes”).

(c)	In Fiscal Year 2005, income tax benefit relates primarily to tax benefit from losses in foreign jurisdictions and to an adjustment recorded in the third quarter of $0.4 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability. The valuation allowance increased by $9.6 million in Fiscal year 2005 as a result of changes in the deferred tax items. This increase included a $9.6 million increase related to the tax effect of temporary differences generating deferred tax assets, net of a decrease of $0.4 million related to the tax effect of the decrease in the minimum pension liability, which is a component of other comprehensive income (loss).

In the second quarter of Fiscal Year 2004, the valuation allowance for deferred tax assets was increased by $12.8 million, resulting in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) in July 2003 (see note 7 to our consolidated financial statements appearing elsewhere in the Report) that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient evidence arises to support the realization of the related deferred tax assets. The valuation allowance increased by $18.4 million in Fiscal Year 2004 as a result of changes in the deferred tax items. This increase primarily included the $12.8 million increase discussed above and a $5.6 million increase related to the tax effect of temporary differences generating deferred tax assets, which is net of a decrease of $1.3 million related to the tax effect of the decrease in the minimum pension liability, a component of other comprehensive income (loss). In the third quarter of Fiscal Year 2004, we recorded an adjustment of $2.2 million to reflect the tax benefit associated with a change in estimate with respect to our income tax liability.

The valuation allowance increased by $3.5 million in Fiscal Year 2003 as a result of changes in the deferred tax items. This increase is primarily due to a $5.0 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income (loss), partially offset by a decrease in other temporary differences generating deferred tax assets.

In the fourth quarter of the fiscal year ended March 31, 2002 (“Fiscal Year 2002”), the valuation allowance for deferred tax assets was reduced by $5.5 million, resulting in a corresponding credit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets would be realized in future years. The valuation allowance decreased by $0.1 million during Fiscal Year 2002 as a result of changes in the deferred tax items. This decrease primarily included the $5.5 million decrease discussed above and a $4.2 million increase related to the tax effect of the minimum pension liability, which is a component of other comprehensive income (loss).

For the fiscal year ended March 31, 2001 (“Fiscal Year 2001”), income tax benefit relates primarily to an adjustment recorded in the fourth quarter to reduce the valuation allowance by $7.3 million. This adjustment reflected a change in circumstances which resulted in a judgment that a corresponding amount of our deferred tax assets would be realized in future years. The adjustment was partially offset by tax expense for income in foreign jurisdictions. The valuation allowance decreased by $12.6 million (including the $7.3 million decrease discussed above) during Fiscal Year 2001 as a result of changes in the deferred tax items.

(d)	In June 2003, we made a strategic decision to sell the operations of our digital visual effects business, Digiscope, for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated in our consolidated financial statements. Sales, cost of sales and selling, general and administrative expenses attributable to Digiscope for Fiscal Years 2003, 2002 and 2001 have been reclassified and presented within discontinued operations. Sales attributable to Digiscope for Fiscal Year 2004 were $0.8 million, for Fiscal Years 2003 and 2002 were $3.2 million in each year and for Fiscal Year 2001 were $6.0 million.

(e)	The ratio of earnings to fixed charges is calculated by dividing earnings (representing consolidated pretax income or loss from continuing operations) before fixed charges by fixed charges. Fixed charges consist of interest expense, net amortization of debt issuance expense, and that portion of operating lease rental expense which we deem to be representative of interest. The deficiency in earnings to cover fixed charges is computed by subtracting earnings before fixed charges, income taxes and discontinued operations from fixed charges. The deficiency in earnings required to cover fixed charges for Fiscal Years 2005, 2004 and 2002 was $27.4 million, $16.9 million and $2.9 million, respectively.

(f)	We have included EBITDA because we believe that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes the non-operating components of interest, taxes, depreciation and amortization from the managed operational results of our business. EBITDA is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Our calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Certain covenants in our debt instruments are based on EBITDA, subject to certain adjustments. The following table provides a reconciliation of EBITDA to net income (loss):

	Fiscal Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands)
EBITDA	$29,749	41,054	54,279	56,654	87,111
Depreciation and amortization	(23,051)	(24,288)	(24,451)	(31,199)	(34,686)
Interest expense, net	(34,050)	(34,166)	(28,584)	(29,806)	(32,929)
Income tax (expense) benefit	1,685	(11,441)	(1,559)	5,073	4,927

Net income (loss)	$(25,667)	(28,841)	(315)	722	24,423

The following items are included in the determination of EBITDA and net income (loss) above:

	Fiscal Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands)
Restructuring costs	$8,369	7,768	1,191	8,638	—
Other charges	1,668	372	531	4,282	—
Loss on early extinguishment of debt	—	3,196	—	—	—
Loss from discontinued operations	—	456	979	1,403	633

Total	$10,037	11,792	2,701	14,323	633

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The most important drivers of our results of operations are:

•	the relationships we have developed with key long-term customers and the capital we have devoted to those relationships;

•	the balance between capacity and demand in our industry sector; and

•	our experienced management team’s clear focus on servicing the retail advertising insert and newspaper markets.

We believe that our willingness to customize and improve customer solutions and our commitment to technology leadership significantly enhances our ability to develop and maintain lasting relationships. We provide our print customers with comprehensive services and solutions at our print facilities and through our premedia services division. In the premedia services business, we believe that we are one of a small number of companies that can provide a full range of premedia services, and we use those capabilities to support our print sales. We also manage 14 facilities for customers at their offices, which enables us to develop strong and long-term relationships with them.

We have experienced significant competitive pricing pressures over the past several years as a result of a weak retail market, continuing excess industry capacity and the aggressive pricing strategies of certain competitors. We continue to be committed, however, to providing comprehensive solutions at competitive prices. We believe that we are one of the lowest cost producers of retail advertising inserts, and we intend to continue to reduce our overall operating costs. In our print business, we have reduced, and are continuing to work to reduce, the variable and fixed costs of production and selling, general and administrative costs through our various restructuring programs and ongoing disciplined and focused cost reduction initiatives at our print facilities. In our premedia services business, we have reduced and are continuing to reduce manufacturing costs and selling, general and administrative expenses primarily through our various restructuring and cost containment initiatives and through the application of certain digital premedia production methodologies and technological leadership. See “-Recent Performance” and “-Our Restructuring and Cost Reduction Initiatives” below.

We are one of the leading printers of retail advertising inserts in the United States. In Fiscal Year 2005, retail advertising inserts accounted for 83% of our total print segment sales and in Fiscal Years 2004 and 2003 accounted for 86% and 87% of our total print segment sales, respectively. The focus and attention of our entire management team is dedicated to serving the retail advertising insert market. We have made, and will continue to make, disciplined strategic capital investments to enable us to maintain our position as a leader in the retail advertising insert market.

In addition to the drivers discussed above, the cost of raw materials used in our print business, which are primarily paper and ink, affects our results of operations. The cost of paper is a principal factor in our overall pricing to our customers. As a result, the level of paper costs and the proportion of paper supplied by our customers have a significant impact on our reported sales. During Fiscal Year 2003, paper prices were on average at lower levels than comparable periods in the prior year. During Fiscal Year 2004, paper prices fluctuated and ended at levels which were higher on average than the prior year. Paper prices generally increased throughout Fiscal Year 2005. In accordance with industry practice, we generally pass through increases in the cost of paper to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to customers.

Variances in gross profit margin are impacted by product and customer mix and are also affected by changes in sales resulting from changes in paper prices and changes in the level of customer supplied paper. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and the levels of customer supplied paper included within sales.

A portion of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from retail advertising inserts. Generally, our sales from retail advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes, and will continue to include, the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, which utilize retail advertising inserts more frequently.

Recent Performance

During Fiscal Year 2005, we continued to operate in a very competitive market environment. Our profitability was negatively impacted by the competitive pricing environment in both the print and premedia segments. Our print production volume for the full year decreased approximately 13% from Fiscal Year 2004. As a result of aggressive competitive bidding and continued weak pricing due to a modest amount of excess industry capacity, we anticipate that we will continue to operate in a very competitive pricing environment in the fiscal year ending March 31, 2006 (“Fiscal Year 2006”).

We have been extremely focused on improved productivity and disciplined cost management. During Fiscal Year 2005, we have been able to partially offset the negative impact of combined volume losses and the negative pricing environment through efficiencies resulting from our various restructuring initiatives and other cost reduction and productivity improvement programs across our print and premedia operations as well as reductions in our selling, general and administrative expense categories (see “-Our Restructuring Results and Cost Reduction Initiatives” below). We anticipate continued improvements in our cost structure during Fiscal Year 2006 related to these various restructuring programs and cost reduction initiatives.

In April 2005, we executed a plan resulting in the sale of our print facility located in Pittsburg, California for an aggregate selling price of approximately $8.1 million (including $0.1 million of miscellaneous closing and settlement costs). See note 4 to our consolidated financial statements appearing elsewhere in this Report. This action will improve our profitability and has improved our liquidity. This facility was closed in March 2005 as a result of an approved restructuring plan (see “-Our Restructuring Results and Cost Reduction Initiatives” below).

In May 2005, we further improved our overall liquidity position through the execution of an amended and restated credit agreement with Banc of America Securities as Sole Lead Arranger and Bank of America N.A., as Administrative Agent, and certain lenders, which resulted in the refinancing of our $70 million senior secured revolving credit facility with a new $90 million credit facility (see “-Liquidity and Capital Resources” below and note 7 to our consolidated financial statements found elsewhere in this Report).

Our Restructuring Results and Cost Reduction Initiatives

We have successfully implemented significant cost reductions annually over the past several years. In the fourth quarter of Fiscal Year 2002, we approved a restructuring plan that was designed to improve asset utilization to achieve new levels of operating efficiencies and greater profitability for our print and premedia services segments. The key initiatives under this restructuring plan included:

•	closing our Hanover, Pennsylvania print facility and our West Palm Beach, Florida premedia services facility;

•	downsizing our Buffalo, New York premedia services facility; and

•	eliminating certain administrative positions.

These actions resulted in the elimination of 189 positions within our company.

A large portion of work performed at the closed and downsized facilities, as well as the equipment removed from those facilities, was reallocated to our other print and premedia services facilities. These restructuring initiatives allowed us to improve our overall asset utilization. Profitability was improved as a result of the reduction in overhead costs while we continued to service our print customers and many of premedia services customers from the closed and downsized facilities at our other print and premedia services facilities.

In the fourth quarter of Fiscal Year 2003, we implemented a restructuring plan designed to further improve profitability. We closed our premedia services facility in Nashville, Tennessee, which allowed us to reallocate certain employees and equipment from that facility to our other facilities. This plan resulted in the elimination of 30 positions within our company.

In July 2003, we implemented a restructuring plan to further reduce selling, general and administrative expenses in our print and premedia services segments. This plan resulted in the termination of four administrative employees.

In January 2004, we approved a restructuring plan for the print and premedia services segments that was designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of our print facility in Stevensville, Ontario, a reduction of personnel in other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within our company.

Our restructuring initiatives implemented in Fiscal Year 2005 included the approval of three restructuring programs in the quarter ended March 31, 2005. These programs included initiatives which resulted in (1) reduced headcount in the manufacturing and the selling and administrative areas, (2) the closure and sale of the Pittsburg, California print facility and (3) the consolidation of our two premedia services facilities in New York, New York. In final form, these programs resulted in the elimination of 206 positions within our company. These most recent initiatives further signify our discipline and ongoing commitment to maintain the most competitive and efficient cost structure possible.

In summary, our restructuring initiatives since January 2002 have resulted in the elimination of approximately 637 positions within our company, the closure of two print facilities and two premedia services facilities, the downsizing of one print facility and one premedia services facility and the consolidation of two premedia services facilities. As a result of these actions, we recognized restructuring expenses of $8.4 million, $7.7 million, $1.2 million and $8.6 million in Fiscal Years 2005, 2004, 2003 and 2002, respectively. In Fiscal Years 2005, 2004, 2003 and 2002, we also recorded other charges associated with these programs of $1.6 million, $0.4 million, $0.5 million and $4.3 million, respectively. We expect to make cash payments of approximately $7.1 million of the accrued restructuring costs during Fiscal Year 2006, $1.5 million during the fiscal year ending March 31, 2007 (“Fiscal Year 2007”), approximately $0.5 million, in the fiscal year ending March 31, 2008 (“Fiscal Year 2008”) and $0.8 million in total for years subsequent to Fiscal Year 2008 associated with these programs. See note 15 to our consolidated financial statements appearing elsewhere in this Report.

In addition to benefits related to the above restructuring programs, we have also been successful in improving our efficiencies and reducing our overall costs through ongoing productivity and income improvement initiatives at our operating facilities. We have also been successful in reducing our selling, general and administrative cost structure.

The following table summarizes the expense (income) recorded relating to the restructuring and other charges incurred in association with our restructuring plans by segment for the three most recent fiscal years (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2003	2004	2005	Total
Fiscal Year 2002 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	$(402)	120	(29)	(311)
Severance & other employee costs — Premedia	(364)	(19)	—	(383)
Lease termination costs — Print	470	584	739	1,793
Lease termination costs — Premedia	259	(235)	—	24
Other costs — Print	(68)	(24)	—	(92)
Other costs — Premedia	105	(20)	—	85

Total restructuring costs	—	406	710	1,116

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2003	2004	2005	Total
Fiscal Year 2003 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	614	(242)	—	372
Severance & other employee costs — Premedia	464	(87)	(5)	372
Lease termination costs — Premedia	19	(7)	—	12
Other costs — Premedia	94	164	(11)	247

Total restructuring costs	1,191	(172)	(16)	1,003

Other charges:
Asset impairment charge — Print	197	—	—	197
Asset impairment charge — Premedia	334	—	—	334

Total other charges	531	—	—	531

July 2003 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	—	1,479	12	1,491
Severance & other employee costs — Premedia	—	287	(12)	275

Total restructuring costs	—	1,766	—	1,766

January 2004 Plan Costs

Restructuring costs:
Severance & other employee costs — Print	—	4,692	(234)	4,458
Severance & other employee costs — Premedia	—	498	(107)	391
Lease termination costs — Print	—	117	(3)	114
Other costs — Print	—	386	(275)	111
Other costs — Premedia	—	75	(75)	—

Total restructuring costs	—	5,768	(694)	5,074

Other charges:
Asset impairment charge — Print	—	372	—	372

Total other charges	—	372	—	372

Fiscal Year 2005 Plant and SG&A Reduction Plan Costs

Restructuring costs:
Severance & other employee costs — Print	—	—	3,044	3,044
Severance & other employee costs — Premedia	—	—	458	458
Other Costs — Print	—	—	200	200
Other costs — Premedia	—	—	50	50

Total restructuring costs	—	—	3,752	3,752

Fiscal Year 2005 Pittsburg Facility Closure Plan Costs

Restructuring costs:
Severance & other employee costs — Print	—	—	2,293	2,293
Lease termination costs — Print	—	—	803	803
Other costs — Print	—	—	40	40

Total restructuring costs	—	—	3,136	3,136

Other charges:
Asset impairment charge — Print	—	—	1,266	1,266

Total other charges	—	—	1,266	1,266

	Fiscal Year	Fiscal Year	Fiscal Year	Three Year
	2003	2004	2005	Total
Fiscal Year 2005 New York Premedia Consolidation Plan Costs

Restructuring costs:
Severance & other employee costs — Premedia	—	—	195	195
Lease termination costs — Premedia	—	—	1,271	1,271
Other costs — Premedia	—	—	15	15

Total restructuring costs	—	—	1,481	1,481

Other charges:
Asset impairment charge — Premedia	—	—	402	402

Total other charges	—	—	402	402

Total restructuring costs	1,191	7,768	8,369	17,328
Total other charges	531	372	1,668	2,571

Total restructuring costs and other charges	$1,722	8,140	10,037	19,899

The following table summarizes our historical results of continuing operations for Fiscal Years 2005, 2004 and 2003.

	Fiscal Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Sales
Print	$393,922	418,004	463,071
Premedia Services	55,591	53,098	54,068

Total	$449,513	471,102	517,139

Gross Profit
Print	$30,575	47,537	57,826
Premedia Services	15,293	14,239	13,818
Other	4	5	2

Total	$45,872	61,781	71,646

Gross Margin
Print	7.8%	11.4%	12.5%
Premedia Services	27.5%	26.8%	25.6%
Total	10.2%	13.1%	13.9%

	Fiscal Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
EBITDA
Print (a)	$22,997	38,789	52,415
Premedia Services (a)	10,059	9,564	7,160
Other (b)	(3,307)	(7,299)	(5,296)

Total	$29,749	41,054	54,279

EBITDA Margin
Print	5.8%	9.3%	11.3%
Premedia Services	18.1%	18.0%	13.2%
Total	6.6%	8.7%	10.5%

(a)	EBITDA for the print and premedia services segments in Fiscal Year 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively. In Fiscal Year 2004, EBITDA for the print and premedia services segments includes the impact of restructuring costs and other charges of $7.5 million and $0.6 million, respectively. EBITDA for the print and premedia services segments in Fiscal Year 2003 includes the impact of restructuring costs and other charges of $0.8 million and $0.9 million, respectively. For additional information about our restructuring plan, see “ — Our Restructuring Results and Cost Reduction Initiatives” above.

(b)	Other operations include corporate general and administrative expenses, as well as revenues and expenses associated with our digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. The EBITDA loss of Digiscope included in the EBITDA table above for Fiscal Years 2004 and 2003 was ($0.4) million and ($0.6) million, respectively. In addition, other operations includes the write-off of deferred financing costs related to the 2003 Refinancing, defined below, of $3.2 million in Fiscal Year 2004.

EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes the non-operating components of interest, taxes, depreciation and amortization from the managed operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Notes and the Revolving Credit Facility, as amended, (defined below) are based on, or include EBITDA, subject to certain adjustments. The following table provides reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Fiscal Year 2005
EBITDA	$22,997	10,059	(3,307)	29,749

Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense, net	—	—	(34,050)	(34,050)
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$3,130	6,875	(35,672)	(25,667)

Fiscal Year 2004
EBITDA	$38,789	9,564	(7,299)	41,054

Depreciation and amortization	(20,733)	(3,529)	(26)	(24,288)
Interest expense, net	—	—	(34,166)	(34,166)
Income tax expense	—	—	(11,441)	(11,441)

Net income (loss)	$18,056	6,035	(52,932)	(28,841)

Fiscal Year 2003
EBITDA	$52,415	7,160	(5,296)	54,279

Depreciation and amortization	(19,760)	(4,336)	(355)	(24,451)
Interest expense, net	—	—	(28,584)	(28,584)
Income tax expense	—	—	(1,559)	(1,559)

Net income (loss)	$32,655	2,824	(35,794)	(315)

Historical Results of Operations

Fiscal Year 2005 vs. Fiscal Year 2004

Total sales decreased 4.6% to $449.5 million in Fiscal Year 2005 from $471.1 million in Fiscal Year 2004. This decrease reflected a decrease in print sales of $24.1 million, or 5.8%, offset in part by an increase in premedia services’ sales of $2.5 million, or 4.7%. Total gross profit decreased to $45.9 million, or 10.2% of sales, in Fiscal Year 2005 from $61.8 million, or 13.1% of sales, in Fiscal Year 2004. EBITDA decreased to $29.7 million, or 6.6% of sales, in Fiscal Year 2005 from $41.1 million, or 8.7% of sales, in Fiscal Year 2004. See the discussion of these changes by segment below.

Print

Sales. Print sales decreased $24.1 million to $393.9 million in Fiscal Year 2005 from $418.0 million in Fiscal Year 2004. The decrease in Fiscal Year 2005 includes a decrease in print production volume of approximately 13% and the impact of continued competitive pricing pressures. The volume decline was largely attributable to certain share losses associated with the aggressive pricing strategies of certain competitors. These decreases were offset in part by the impact of increased paper prices and a decrease in customer supplied paper. See “ — Value Added Revenue and Print Impressions for the Print Segment” below.

Gross Profit. Print gross profit decreased $16.9 million to $30.6 million in Fiscal Year 2005 from $47.5 million in Fiscal Year 2004. Print gross margin decreased to 7.8% in Fiscal Year 2005 from 11.4% in Fiscal Year 2004. The decrease in gross profit includes the impact of reduced print production volume and continued competitive pricing pressures. These decreases were offset in part by net benefits from productivity improvements and various cost reduction programs at our facilities. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and decreased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included within sales.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $2.3 million to $19.5 million, or 5.0% of print sales, in Fiscal Year 2005, from $21.8 million, or 5.2% of print sales, in Fiscal Year 2004. This decrease includes benefits related to various cost containment initiatives and the impact of the change in our estimates related to the allowance for doubtful accounts.

Restructuring Costs and Other Charges. Restructuring costs and other charges increased $0.3 million to $7.8 million in Fiscal Year 2005 from $7.5 million in Fiscal Year 2004. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.

EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased $15.8 million to $23.0 million in Fiscal Year 2005 from $38.8 million in Fiscal Year 2004.

Premedia Services

Sales. Premedia services’ sales increased $2.5 million to $55.6 million in Fiscal Year 2005 from $53.1 million in Fiscal Year 2004. These results are attributable primarily to increases in our premedia production volume, including increases in our premedia packaging business. These increases are offset in part by continued competitive pricing pressures in this segment.

Gross Profit. Premedia services’ gross profit increased $1.1 million to $15.3 million in Fiscal Year 2005 from $14.2 million in Fiscal Year 2004. Premedia services’ gross margin increased to 27.5% in Fiscal Year 2005 from 26.8% in Fiscal Year 2004. The increases in gross profit and gross margin reflect increased premedia production volume and the impact of continued cost containment initiatives.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $1.3 million to $6.2 million, or 11.2% of premedia services’ sales in Fiscal Year 2005, from $7.5 million, or 14.0% of premedia services’ sales in Fiscal Year 2004. This decrease includes reductions in both the selling and administrative areas due to our ongoing cost containment initiatives.

Restructuring Costs and Other Charges. Restructuring costs and other charges increased $1.6 million to $2.2 million in Fiscal Year 2005 from $0.6 million in Fiscal Year 2004. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.

EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA increased $0.4 million to $10.0 million in Fiscal Year 2005 from $9.6 million in Fiscal Year 2004.

Other Operations

Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2005, EBITDA for other operations improved to a loss of $3.3 million from a loss of $7.3 million in Fiscal Year 2004. This change is primarily related to a $3.2 million loss on early extinguishment of debt related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12 3/4% Notes and a $0.4 million loss related to the discontinued operations of Digiscope in Fiscal Year 2004. The improvement also includes the impact of reductions in certain employee related expenses during Fiscal Year 2005 as a result of our ongoing cost containment initiatives.

Interest Expense

In Fiscal Year 2005, interest expense decreased slightly to $34.1 million from $34.2 million in Fiscal Year 2004. This decrease includes $1.7 million of incremental interest expense included in Fiscal Year 2004 related to the 30-day call provision associated with the 12 3/4% Notes, offset in part by higher overall levels of indebtedness. See note 7 to our consolidated financial statements appearing elsewhere in this Report.

Income Taxes

In Fiscal Year 2005, tax expense improved to a benefit of $1.7 million from expense of $11.4 million in Fiscal Year 2004. This improvement was primarily due to a Fiscal Year 2004 adjustment to the valuation allowance of $12.8 million, which resulted in a corresponding debit to deferred income tax expense, net of a Fiscal Year 2004 adjustment of $2.2 million recorded to reflect a change in estimate with respect to our income tax liability, and amounts recorded in Fiscal Year 2005 to reflect the tax benefit from losses in foreign jurisdictions. The improvement also includes a benefit of $0.4 million, recorded in Fiscal Year 2005, to reflect a change a change in estimate with respect to our income tax liability. The Fiscal Year 2004 adjustment to the valuation allowance of $12.8 million reflected a change in circumstances which resulted in a judgment that, based on the provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 (see note 8 to our consolidated financial statements appearing elsewhere in this Report) that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets.

Discontinued Operations

In June 2003, we sold the operations of Digiscope for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation. Sales attributable to Digiscope for Fiscal Year 2004 were $0.8 million.

Net Loss

As a result of the factors discussed above, our net loss improved to $25.7 million in Fiscal Year 2005 from $28.8 million in Fiscal Year 2004. Included in the Fiscal Year 2005 net loss were restructuring costs and other charges of $10.0 million. Included in the Fiscal Year 2004 net loss were the following charges which aggregate $24.1 million: (1) $8.1 million of restructuring costs and other charges, (2) net non-cash deferred tax expense of $10.6 million associated with changes in estimates related to our income tax accounts, (3) refinancing related expenses of $4.9 million including the loss on early extinguishment of debt and incremental interest related to the 30-day call provision associated with the 12 3/4% Notes and (4) discontinued operations losses of $0.5 million.

Minimum Pension Liability

In compliance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), we decreased our minimum pension liability to approximately $19.2 million in Fiscal Year 2005 from approximately $20.2 million in Fiscal Year 2004. This decrease includes the impact of pension contributions to our plans and investment market returns during the period, offset in part by pension payments to plan participants, plan expenses and a reduction in our discount rate from 6.5% to 6.25%. This liability represents the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets at March 31, 2005 and March 31, 2004. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2005 and 2004, but was recorded as a component of other comprehensive income (loss) in our consolidated statements of stockholders’ deficit at March 31, 2005 and March 31, 2004.

Fiscal Year 2004 vs. Fiscal Year 2003

Total sales decreased 8.9% to $471.1 million in Fiscal Year 2004 from $517.1 million in Fiscal Year 2003. This decrease reflected a decrease in print sales of $45.1 million, or 9.7%, and a decrease in premedia services’ sales of $1.0 million, or 1.8%. Total gross profit decreased to $61.8 million, or 13.1% of sales, in Fiscal Year 2004 from $71.6 million, or 13.9% of sales, in Fiscal Year 2003. EBITDA decreased to $41.1 million, or 8.7% of sales, in Fiscal Year 2004 from $54.3 million, or 10.5% of sales, in Fiscal Year 2003. See the discussion of these changes by segment below.

Print

Sales. Print sales decreased $45.1 million to $418.0 million in Fiscal Year 2004 from $463.1 million in Fiscal Year 2003. The decrease in Fiscal Year 2004 was largely attributable to an increase in customer supplied paper, the impact of competitive pricing pressures and certain changes in product and customer mix. These decreases were offset in part by the impact of increased paper prices and a slight increase in print production volume (see “—Value Added Revenue and Print Impressions for the Print Segment” below).

Gross Profit. Print gross profit decreased $10.3 million to $47.5 million in Fiscal Year 2004 from $57.8 million in Fiscal Year 2003. Print gross margin decreased to 11.4% in Fiscal Year 2004 from 12.5% in Fiscal Year 2003. The decrease in gross profit includes the impact of competitive pricing pressures, certain changes in product and customer mix, foreign exchange losses associated with our Canadian operations and increases in certain operating expenses including energy, pension and health costs. These decreases were offset in part by the slight increase in print production volume. The decrease in gross margin includes these items, coupled with the impact of increased paper prices and increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of the impact of changes in paper prices and levels of customer supplied paper included within sales.

Selling, General and Administrative Expenses. Print selling, general and administrative expenses decreased $2.2 million to $21.8 million, or 5.2% of print sales, in Fiscal Year 2004, from $24.0 million, or 5.2% of print sales, in Fiscal Year 2003. This decrease includes benefits related to various cost containment initiatives, offset in part by certain other increases including the impact of the change in our estimates related to the allowance for doubtful accounts.

Restructuring Costs and Other Charges. Restructuring costs and other charges increased $6.7 million to $7.5 million in Fiscal Year 2004 from $0.8 million in Fiscal Year 2003. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.

EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased $13.6 million to $38.8 million in Fiscal Year 2004 from $52.4 million in Fiscal Year 2003.

Premedia Services

Sales. Premedia services’ sales decreased $1.0 million to $53.1 million in Fiscal Year 2004 from $54.1 million in Fiscal Year 2003. The decrease in Fiscal Year 2004 includes the impact of competitive pricing pressures and the continuance of weak overall premedia market conditions offset in part by increases in our packaging premedia business.

Gross Profit. Premedia services’ gross profit increased $0.4 million to $14.2 million in Fiscal Year 2004 from $13.8 million in Fiscal Year 2003. Premedia services’ gross margin increased to 26.8% in Fiscal Year 2004 from 25.6% in Fiscal Year 2003. The increases in gross profit and gross margin were primarily the result of reduced manufacturing costs related to various cost containment programs, the closure of a premedia services facility and the increase in our packaging premedia business.

Selling, General and Administrative Expenses. Premedia services’ selling, general and administrative expenses decreased $2.3 million to $7.5 million, or 14.0% of premedia services’ sales in Fiscal Year 2004, from $9.8 million, or 18.1% of premedia services’ sales in Fiscal Year 2003. This decrease includes reductions in both the selling and administrative areas due to various cost containment initiatives.

Restructuring Costs and Other Charges. Restructuring costs and other charges decreased $0.3 million to $0.6 million in Fiscal Year 2004 from $0.9 million in Fiscal Year 2003. See “ — Our Restructuring Results and Cost Reduction Initiatives” above.

EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA increased $2.4 million to $9.6 million in Fiscal Year 2004 from $7.2 million in Fiscal Year 2003.

Other Operations

Other operations consist primarily of corporate general and administrative expenses. In Fiscal Year 2004, EBITDA for other operations increased to a loss of $7.3 million from a loss of $5.3 million in Fiscal Year 2003. This increase primarily includes the impact of a $3.2 million loss on early extinguishment of debt related to the write-off of deferred financing costs associated with our old bank credit agreement and the 12 3/4% Notes, offset in part by reduced losses related to the discontinued operations of Digiscope and reductions in certain employee related expenses due primarily to ongoing cost containment initiatives.

Interest Expense

In Fiscal Year 2004, interest expense increased 19.2% to $34.2 million from $28.7 million in Fiscal Year 2003. This increase is largely due to the higher levels of indebtedness associated with our 2003 Refinancing. In addition, interest expense in Fiscal Year 2004 includes incremental interest expense of approximately $1.7 million related to the 30-day call provision associated with the 12 3/4% Notes. See note 7 to our consolidated financial statements appearing elsewhere in this Report.

Income Taxes

In Fiscal Year 2004, tax expense increased to $11.4 million from $1.6 million in Fiscal Year 2003. This increase was primarily due to a Fiscal Year 2004 adjustment to the valuation allowance of $12.8 million, which resulted in a corresponding debit to deferred income tax expense. This adjustment reflected a change in circumstances which resulted in a judgment that, based on provisions of SFAS 109 that restrict our ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from our assessment of the economic climate, particularly the continuance of competitive pricing pressures in our industry, and the expected increase in annual interest costs arising from the issuance of our 10% Notes in July 2003 (see note 8 to the consolidated financial statements appearing elsewhere in this Report) that provided negative evidence about our ability to realize certain deferred tax assets. We will reverse our valuation allowance into income when and to the extent sufficient positive evidence arises to support the realization of the related deferred tax assets. The increase in tax expense from the adjustment to the valuation allowance was partially offset by an adjustment of $2.2 million recorded in Fiscal Year 2004 to reflect a change in estimate with respect to our income tax liability.

Discontinued Operations

In June 2003, we sold the operations of Digiscope for a de minimis amount. This resulted in a net loss of approximately $0.4 million in the quarter ended June 30, 2003, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operating results for Fiscal Years 2004 and 2003 have been classified and presented within discontinued operations in our consolidated financial statements appearing elsewhere in this Report. Sales attributable to Digiscope for Fiscal Years 2004 and 2003 were $0.8 million and $3.2 million, respectively.

Net Loss

As a result of the factors discussed above, our net loss increased to $28.8 million in Fiscal Year 2004 from $0.3 million in Fiscal Year 2003. Included in the Fiscal Year 2004 net loss are the following charges which aggregate $24.1 million: (1) $8.1 million of restructuring costs and other charges, (2) net non-cash deferred tax expense of $10.6 million associated with changes in estimates related to our income tax accounts, (3) refinancing related expenses of $4.9 million including the loss on early extinguishment of debt and incremental interest related to the 30-day call provision associated with the 12 3/4% Notes and (4) discontinued operations losses of $0.5 million. The Fiscal Year 2003 net loss included $1.7 million of restructuring costs and other charges.

Minimum Pension Liability

In compliance with SFAS 87, we decreased our minimum pension liability to approximately $20.2 million in Fiscal Year 2004 from approximately $23.4 million in Fiscal Year 2003. This decrease includes the impact of pension contributions to our plans and investment market returns during the period, offset in part by pension payments to plan participants, plan expenses and a reduction in our discount rate from 7.0% to 6.5%. This liability represents the amount by which the accumulated benefit obligation exceeds the fair value of the plan assets at March 31, 2004 and March 31, 2003. The recording of this liability had no impact on our consolidated statements of operations for Fiscal Years 2004 and 2003, but was recorded as a component of other comprehensive income (loss) in our consolidated statements of stockholders’ deficit at March 31, 2004 and March 31, 2003.

Liquidity and Capital Resources

On July 3, 2003, we sold $280 million aggregate principal amount of our 10% Notes as part of a recapitalization involving Graphics, Holdings and certain affiliates of our Company, and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”), (see note 7 to our consolidated financial statements appearing elsewhere in this Report). The primary objectives of this refinancing included the placement of a long-term capital structure which (1) eliminated the near-term amortization requirements of our old bank credit agreement and our 12 3/4% Notes, (2) provided strong liquidity and greater operating and financial flexibility and (3) reduced our overall cost of capital. As part of the 2003 Refinancing, we repaid substantially all existing indebtedness (excluding capital leases) through:

•	the repayment of all amounts outstanding under our old bank credit agreement, and the concurrent termination of all related commitments thereunder;

•	the issuance of letters of credit under the Revolving Credit Facility to replace outstanding letters of credit; and

•	effective August 3, 2003, the redemption of all of the 12 3/4% Notes, at a redemption price equal to 100% of their aggregate principal amount, plus accrued and unpaid interest thereon.

In addition, we repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

As part of the 2003 Refinancing, we incurred $14.3 million of deferred financing fees through March 31, 2004. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. We also incurred a charge of approximately $3.2 million in Fiscal Year 2004 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 3/4% Notes. In addition, we recorded incremental interest expense of approximately $1.7 million in Fiscal Year 2004 related to the 30-day call provision associated with the 12 3/4% Notes.

Our primary sources of liquidity have been cash provided by operating activities and borrowings under the Revolving Credit Facility. The Revolving Credit Facility, as amended, provides for:

•	maximum borrowings of $70 million subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations, maturing on July 3, 2008, including a letter of credit sub-facility of up to $40 million. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which, under certain circumstances, are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility.

At March 31, 2005, we had borrowings outstanding under the Revolving Credit Facility totaling $16.0 million and had letters of credit outstanding of approximately $28.2 million. We had additional borrowing availability of approximately $25.6 million. Scheduled repayments of existing capital lease obligations during Fiscal Year 2006 are approximately $4.7 million.

At March 31, 2005, we were in compliance with the financial covenant requirements set forth in the Revolving Credit Facility, as amended.

During the Fiscal Year 2005, we used net revolver borrowings of $16.0 million and $0.2 million in proceeds from the sale of fixed assets primarily to fund the following:

•	$3.6 million of cash used by operating activities (see our Consolidated Statements of Cash Flows appearing elsewhere in this Report),

•	$6.9 million in cash capital expenditures, and

•	$5.2 million to service other indebtedness (including capital lease obligations of $4.4 million and deferred financing fees related to the Revolving Credit Facility and the 10% Notes of $0.8 million).

Our cash on hand of approximately $2.5 million at March 31, 2005 is presented net of outstanding checks within trade accounts payable at March 31, 2005. Accordingly, cash is presented at a balance of $0 million in the March 31, 2005 balance sheet.

At March 31, 2005, we had total indebtedness of $310.0 million, including borrowings under the Revolving Credit Facility of $16.0 million, $280.0 million of our 10% Notes and capital lease obligations of $14.0 million. The estimated fair value of our 10% Notes was $184.8 million, or $95.2 million less than the carrying value. We have no off-balance sheet financial instruments other than operating leases.

We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.

On May 5, 2005, we entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Revolving Credit Facility and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:

•	A $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	A $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).

Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.

Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity and incurrence of indebtedness.

Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.

The 2005 Credit Agreement requires satisfaction of certain leverage ratio requirements. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things: make investments or dispositions, pay dividends and other distributions, incur liens, incur additional indebtedness, make capital expenditures, enter into transactions with affiliates, issue stock of subsidiaries, enter into agreements that contain restrictions affecting subsidiaries and consummate mergers and acquisitions. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement.

As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs will be amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement” (“EITF 98-14”).

A significant portion of Graphics’ long-term obligations, including indebtedness under the 2005 Credit Agreement and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement, including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.

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

	Fiscal Year Ended March 31,
	2005	2004	2003
Print segment VAR (in thousands)	$188,422	214,675	223,041
Print impressions (in millions)	11,279	12,920	12,888

The following table provides a reconciliation of print segment sales to print segment VAR:

	Fiscal Year Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Print segment sales	$393,922	418,004	463,071

Paper, ink and subcontract services	205,500	203,329	240,030

Print segment VAR	$188,422	214,675	223,041

Impact of Inflation

In accordance with industry practice, we generally pass through increases in our costs, primarily paper and ink, to customers in the cost of printed products, while decreases in paper costs generally result in lower prices to our customers. In Fiscal Year 2003, paper prices were on average at lower levels than comparable periods in the prior year. During Fiscal Year 2004 paper prices fluctuated and ended at levels which were higher on average than the prior year. Paper prices generally increased throughout Fiscal Year 2005. We expect that, as a result of our strong relationships with key suppliers, our material costs will remain competitive within the industry.

Seasonality

Some of our print and premedia services business is seasonal in nature, particularly those revenues that are derived from advertising inserts. Generally, our sales from advertising inserts are highest during the following advertising periods: the Spring advertising season from March to May, the Back-to-School advertising season from July to August, and the Thanksgiving/Christmas advertising season from October to December. Sales of Sunday newspaper comics are not subject to significant seasonal fluctuations. Our strategy includes, and will continue to include, the mitigation of the seasonality of our print business by increasing our sales to customers whose own sales are less seasonal, such as food and drug companies, which utilize advertising inserts more frequently.

Environmental

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future period revenue generation are expensed. Environmental liabilities are recorded when assessments or remedial efforts are probable and the related costs can be reasonably estimated. We believe that environmental liabilities, currently and in the prior periods discussed herein, are not material. We maintain a reserve of approximately $0.1 million in our consolidated balance sheet at March 31, 2005, which we believe to be adequate. See “Business — Legal Proceedings — Environmental Matters” appearing elsewhere in this Report. We do not anticipate receiving insurance proceeds related to this liability or potential settlement. Our management does not expect that any identified matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial statements as a whole.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. We have evaluated the requirements of FIN 46 for variable interest entities created before December 31, 2003 and do not expect any effect on our consolidated financial statements as a whole.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation (“SFAS 123R”). We account for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the fiscal years ended March 31, 2005, 2004 and 2003, we recognized no operating cash flows for such excess tax deductions. We do not anticipate the adoption of SFAS 123R will have a material impact on our consolidated financial statements as a whole.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness on a consistent basis throughout our company. Actual results may differ from these estimates under different assumptions or conditions. See note 1 to our consolidated financial statements appearing elsewhere in this Report.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We continuously monitor collections and payments from our customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. We estimate losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts balance was approximately $1.8 million and $2.9 million at March 31, 2005 and 2004, respectively.

Restructuring

During Fiscal Years 2005, 2004 and 2003, we established restructuring reserves for our print and premedia services segments. These reserves, for severance and other exit costs, required the use of estimates. Though management believes these estimates accurately reflect the costs of these plans, actual results may be different.

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

Deferred Taxes

We estimate our actual current tax expense, together with our temporary differences resulting from differing treatment of items, such as fixed assets, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income or the reversal of existing taxable temporary differences and to the extent we believe that recovery is not likely, we must establish a valuation allowance. At March 31, 2005, we had a valuation allowance of $54.8 million established against our deferred tax assets. We considered changes in the allowance when calculating the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As a result of changing circumstances, we may be required to record changes to the valuation allowance against our deferred tax assets in the future.

Contractual Obligations and Commercial Commitments

The following table gives information about our existing material commitments under our indebtedness and contractual obligations at March 31, 2005, which are net of imputed interest:

		Payments Due By Period
Contractual Obligations	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(Dollars in thousands)
Long-term debt	$296,000	—	—	16,000	280,000
Capitalized lease obligations	13,951	4,667	7,189	2,095	—
Operating lease obligations	11,135	3,085	4,518	2,972	560
Pension obligations (a)	8,017	8,017	—	—	—

Total contractual cash obligations	$329,103	15,769	11,707	21,067	280,560

(a)	Although we expect to make contributions to our pension plan in future years, those amounts cannot be estimated at this time. See note 10 to our consolidated financial statements appearing elsewhere in this Report.

In the quarter ended December 31, 1997, we entered into multi-year contracts to purchase a portion of our raw materials to be used in our normal operations. In connection with such purchase agreements, pricing for a portion of our raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. We are deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2005 is $50.4 million and is included within Other liabilities in our consolidated balance sheet. At March 31, 2005, we had no other significant contingent commitments. The following table gives information about our other commercial commitments:

		Commitment Due By Period
Other Commercial Commitments	Total	< 1 year	1-3 years	3-5 years	> 5 years
		(Dollars in thousands)
Standby letters of credit	$28,197	22,970	750	107	4,370

The standby letters of credit generally serve as collateral and a substantial portion are renewable quarterly pursuant to the terms of certain long-term arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as discussed below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, future contracts, options and swap agreements to mitigate such exposures.

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

Quantitative Information. At March 31, 2005, we had fixed rate and variable rate debt (both excluding capitalized lease obligations) approximating $280.0 million and $16.0 million, respectively. At March 31, 2004, we had only fixed rate debt approximating $280.0 million, excluding capital lease obligations. The estimated fair value of our debt instruments excluding capital lease obligations, at March 31, 2005 was $200.8 million, or $95.2 million less than the carrying value. The estimated fair value of our debt instruments, excluding capital lease obligations, at March 31, 2004 was $249.2 million, or $30.8 million less than the carrying value. At our March 31, 2005 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.2 million on our variable rate debt.

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
Condensed Consolidated Financial Statements (parent company only) for the years ended March 31, 2005, 2004 and 2003, and as of March 31, 2005 and 2004

II.	Valuation and qualifying accounts

All other schedules specified under Regulation S-X for ACG Holdings, Inc. have been omitted because they are either not applicable, not required, or because the information required is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors
ACG Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ACG Holdings, Inc. as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three fiscal years in the period ended March 31, 2005. Our audits also included the related financial statement schedules. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ACG Holdings, Inc. at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Nashville, Tennessee
June 6, 2005

ACG HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands)

	March 31,
	2005	2004
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,783 and $2,853 at March 31, 2005 and 2004, respectively	46,992	42,452
Income tax receivable	78	—
Other	3,420	2,533

Total receivables	50,490	44,985
Inventories	10,447	8,524
Deferred income taxes	2,235	2,313
Prepaid expenses and other current assets	5,192	4,836
Assets held for sale	8,112	—

Total current assets	76,476	60,658
Property, plant and equipment:
Land and improvements	2,990	2,963
Buildings and improvements	27,280	28,706
Machinery and equipment	215,463	228,431
Furniture and fixtures	12,722	13,210
Leased assets under capital leases	23,309	26,031
Equipment installations in process	5,331	4,084

	287,095	303,425
Less accumulated depreciation	(189,626)	(182,874)

Net property, plant and equipment	97,469	120,551
Excess of cost over net assets acquired	66,548	66,548
Other assets	18,405	20,156

Total assets	$258,898	267,913

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands, except par values)

	March 31,
	2005	2004
Liabilities and Stockholders’ Deficit
Current liabilities:
Current installments of capitalized leases	$3,631	4,144
Obligations under capital leases held for sale	1,036	—
Trade accounts payable	40,365	29,727
Accrued expenses	42,104	42,550
Income tax payable	—	9

Total current liabilities	87,136	76,430
Long-term debt and capitalized leases, excluding current installments	305,284	294,154
Deferred income taxes	8,148	8,624
Other liabilities	71,070	77,480

Total liabilities	471,638	456,688
Commitments and contingencies
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at March 31, 2005 and 2004	2	2
Additional paid-in capital	2,203	2,103
Accumulated deficit	(195,183)	(169,516)
Other accumulated comprehensive loss, net of tax	(19,762)	(21,364)

Total stockholders’ deficit	(212,740)	(188,775)

Total liabilities and stockholders’ deficit	$258,898	267,913

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.

Consolidated Statements of Operations
(In thousands)

	Year ended March 31,
	2005	2004	2003
Sales	$449,513	471,102	517,139
Cost of sales	403,641	409,321	445,493

Gross profit	45,872	61,781	71,646
Selling, general and administrative expenses	28,824	32,734	37,614
Restructuring costs and other charges	10,037	8,140	1,722

Operating income	7,011	20,907	32,310

Other expense (income):
Interest expense	34,087	34,175	28,674
Interest income	(37)	(9)	(90)
Loss on early extinguishment of debt	—	3,196	—
Other, net	313	489	1,503

Total other expense	34,363	37,851	30,087

Income (loss) from continuing operations before income taxes	(27,352)	(16,944)	2,223
Income tax expense (benefit)	(1,685)	11,441	1,559

Income (loss) from continuing operations	(25,667)	(28,385)	664
Discontinued operations:
Loss from operations, net of $0 tax	—	12	979
Loss on disposal, net of $0 tax	—	444	—

Net loss	$(25,667)	(28,841)	(315)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.

Consolidated Statements of Stockholders’ Deficit
(In thousands)

		Series AA
		and BB			Other
	Voting	convertible	Additional		accumulated
	common	preferred	paid-in	Accumulated	comprehensive
	stock	stock	capital	deficit	income (loss)	Total
Balances, March 31, 2002	$1	—	58,500	(140,340)	(14,181)	$(96,020)

Net loss	—	—	—	(315)	—	(315)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	—	958	958
Change in minimum pension liability	—	—	—	—	(12,639)	(12,639)

Comprehensive loss						(11,996)
Exercise of options	1	—	—	—	—	1
Executive stock compensation	—	—	316	—	—	316

Balances, March 31, 2003	$2	—	58,816	(140,655)	(25,862)	$(107,699)

Net loss	—	—	—	(28,841)	—	(28,841)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	—	1,295	1,295
Change in minimum pension liability	—	—	—	—	3,203	3,203

Comprehensive loss						(24,343)
Repurchase of preferred stock	—	—	(56,942)	—	—	(56,942)
Executive stock compensation	—	—	229	—	—	229
Purchase of treasury stock	—	—	—	(20)	—	(20)

Balances, March 31, 2004	$2	—	2,103	(169,516)	(21,364)	$(188,775)

Net loss	—	—	—	(25,667)	—	(25,667)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	—	—	—	—	593	593
Change in minimum pension liability	—	—	—	—	1,009	1,009

Comprehensive loss						(24,065)
Executive stock compensation	—	—	100	—	—	100

Balances, March 31, 2005	$2	—	2,203	(195,183)	(19,762)	$(212,740)

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(25,667)	(28,841)	(315)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Other charges — non-cash (note 15)	1,668	328	531
Loss on early extinguishment of debt — non-cash	—	3,196	—
Depreciation	22,594	23,587	23,526
Depreciation related to discontinued operations	—	26	355
Amortization of other assets	457	675	570
Amortization of deferred financing costs	2,487	2,191	1,626
Loss (gain) on disposals of property, plant and equipment	(75)	93	(16)
Impairment of asset	—	—	750
Deferred income tax expense (benefit)	(398)	10,534	408
Discontinued operations, net of tax	—	873	(547)
Changes in assets and liabilities, net of effects of discontinued operations:
Decrease (increase) in receivables	(5,395)	6,777	1,160
Decrease (increase) in current income taxes receivable	(78)	233	782
Decrease (increase) in inventories	(1,968)	1,765	(999)
Increase (decrease) in trade accounts payable	10,440	(9,626)	13,035
Increase (decrease) in accrued expenses	385	10,146	(1,604)
Increase (decrease) in current income taxes payable	(9)	9	—
Increase (decrease) in other liabilities	(6,312)	(82)	7,269
Other	(1,704)	(721)	(884)

Total adjustments	22,092	50,004	45,962

Net cash provided (used) by operating activities	(3,575)	21,163	45,647

ACG HOLDINGS, INC.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	Year ended March 31,
	2005	2004	2003
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,876)	(13,096)	(27,862)
Proceeds from sales of property, plant and equipment	176	24	295
Proceeds from discontinued operations	—	—	38
Other	(472)	(46)	83

Net cash used by investing activities	(7,172)	(13,118)	(27,446)

Cash flows from financing activities:
Revolver borrowings, net	16,000	—	—
Repayment of long-term debt, net	—	(39,185)	(11,652)
Repayment of 12 3/4% senior subordinated notes	—	(170,055)	(1,700)
Proceeds from issuance of 10% senior second secured notes	—	280,000	—
Deferred financing costs paid	(800)	(14,633)	(850)
Repayment of capital lease obligations	(4,378)	(7,089)	(8,381)
Repayment of capital lease obligations-discontinued operations	—	—	(100)
Repurchase and retirement of preferred stock and cancellation of preferred stock options	—	(56,942)	—
Purchase of treasury stock	—	(20)	—
Exchange rate adjustment	—	—	3

Net cash provided (used) by financing activities	10,822	(7,924)	(22,680)

Effect of exchange rates on cash	(75)	(121)	(68)

Change in cash	—	—	(4,547)
Cash:
Beginning of period	—	—	4,547

End of period	$—	—	—

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$31,480	27,668	27,169
Income taxes, net of refunds	$(887)	509	180
Non-cash investing activities:
Assets purchased under capital lease obligations	$31	2,870	790

See accompanying notes to consolidated financial statements.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

ACG Holdings, Inc. (“Holdings”) has no operations or significant assets other than its investment in American Color Graphics, Inc. (“Graphics”). Holdings and Graphics are collectively referred to as the “Company”. Holdings is dependent upon distributions from Graphics to fund its obligations. However, Graphics’ ability to pay dividends or lend to Holdings was either restricted or prohibited under the terms of its debt agreements at March 31, 2005, except that Graphics may pay specified amounts to Holdings (1) to enable Holdings to pay its general operating expenses; (2) to permit Holdings to make payments in respect of its indemnification obligations owing to directors, officers or other persons under Holdings’ charter or by-laws or pursuant to written agreements with any such person, or obligations in respect of director and officer insurance (including premiums therefor); (3) to make payments in respect of indemnification obligations of Holdings in connection with any issuance by Holdings of capital stock of Holdings; (4) for distributions and restricted investments by Holdings in an aggregate amount of up to $0.5 million made to permit repurchases of common stock of Holdings or to purchase options to purchase common stock of Holdings granted to directors, officers and certain key employees of Holdings or Graphics pursuant to stock option plans adopted by the board of directors of Holdings or Graphics; and (5) for other distributions and restricted investments in an aggregate amount outstanding of up to $0.5 million; provided however Graphics may make (I) distributions and restricted investments under items (4) and (5) above only if no default or event of default exists either before or after giving effect to such distribution or restricted investment and (II) additional distributions and restricted investments in an aggregate amount of $1.5 million under each of items (4) and (5) above if no default or event of default exists either before or after giving effect to such distribution and certain covenant test levels are met and availability under the Revolving Credit Facility (as defined herein) is greater than $18.0 million. As of March 31, 2005 none of the exceptions to the restrictions on Graphics’ ability to pay dividends or lend to Holdings, discussed above, were applicable to Graphics and Holdings. The 10% Notes (as defined herein) are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics. The Revolving Credit Facility is secured by substantially all of the assets of Graphics. Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock.

The two business segments of the commercial printing industry in which the Company operates are (i) print and (ii) premedia services.

Significant accounting policies are as follows:

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Holdings and all greater than 50% — owned subsidiaries, which are consolidated under United States generally accepted accounting principles.

All significant intercompany transactions and balances have been eliminated in consolidation.

Earnings-per-share data has not been provided since Holdings’ common stock is closely held.

Certain prior period information has been reclassified to conform to current period presentation.

(b)	Revenue Recognition

Print revenues are recognized upon the completion of production. Shipment of printed material generally occurs upon completion of this production process. Materials are printed to unique customer specifications and are not returnable.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Premedia services revenues are recognized as services are performed. Delivery of electronic files, films, proofs and plates generally occurs upon completion of the production process. Services are performed to unique customer specifications and are not returnable.

Credits relating to specification variances and other customer adjustments have historically not been significant for both the print and premedia services business segments.

(c)	Cash and Cash Equivalents

The Company’s cash management process is governed by the terms of the Revolving Credit Facility (defined herein), which is subject to a borrowing base limitation. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which, under certain circumstances, are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility and allows for the investment of excess available cash into certain short-term instruments.

The Company also uses available cash balances to fund outstanding checks when presented for payment. Cash on hand of approximately $2.5 million and $10.3 million at March 31, 2005 and 2004, respectively, is presented net of outstanding checks, which resulted in a reclassification of $15.5 million and $8.9 million at March 31, 2005 and 2004, respectively, to trade accounts payable in the consolidated balance sheets. Upon presentation for payment, these checks are funded through available cash balances or the Revolving Credit Facility.

(d)	Trade Accounts Receivable

Trade accounts receivable represents payments due from customers net of allowances for doubtful accounts. The Company continuously monitors collections and payments from its customers. Allowances for doubtful accounts are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. The Company estimates losses resulting from the inability of our customers to make required payments.

(e)	Inventories

Inventories are valued at the lower of first-in, first-out (“FIFO”) cost or market (net realizable value).

(f)	Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation, which includes amortization of assets under capital leases, is based on the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for furniture and fixtures and machinery and equipment, and 15 to 25 years for buildings and improvements. Expenses related to maintenance and repairs are expensed as incurred.

(g)	Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired (or “goodwill”) is accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill to be evaluated at least annually for impairment. The Company performed the required annual impairment tests of goodwill as of December 31, 2004 and 2003, and noted no impairment. Due to changes in circumstances resulting from certain changes in business operations, the Company also performed an impairment test of goodwill as of March 31, 2005, and noted no impairment.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company has goodwill associated with its two distinct segments, print and premedia services, and has determined that there are no additional reporting units within these segments, as there are no further components representing a “business”. Therefore, the impairment test for goodwill is calculated for each of the segments. The test is calculated by deducting the estimated carrying value of each reporting unit from the estimated enterprise value of each reporting unit, respectively. The estimated enterprise value is calculated by multiplying 12 months trailing EBITDA (defined as earnings before net interest expense, income tax expense, depreciation and amortization) by an assumed market multiple, which the Company believes to be reasonable based upon recent sales activity of businesses operating in comparable industries as the Company’s segments. The estimated carrying value is calculated by deducting the liabilities, excluding interest-bearing debt, from total assets of the respective segment. A calculation in which the estimated enterprise value exceeds the estimated carrying value results in a conclusion of no impairment. If it is determined that the estimated carrying value exceeds the estimated enterprise value, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including unrecognized intangible assets, of the segment from the fair value of the segment. If the implied fair value of goodwill is less than the carrying value, an impairment loss would be recognized.

(h)	Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their fair value.

(i)	Other Assets

Financing costs related to the Revolving Credit Facility (as defined herein) are deferred and amortized over the term of the agreement. Costs related to the 10% Notes (as defined herein) are deferred and amortized over the term of the 10% Notes. Covenants not to compete are amortized over the terms of the underlying agreements.

(j)	Income Taxes

Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences.

(k)	Foreign Currency Translation

The assets and liabilities of the Company’s Canadian facility, which include interdivisional balances, are translated at year-end rates of exchange while revenue and expense items are translated at average rates for the year.

Translation adjustments are recorded as a separate component of stockholders’ deficit. Since the transactions of the Canadian facility are denominated in its functional currency and the interdivisional accounts are of a long-term investment nature, no remeasurement gains and losses pertaining to such balances are included in the Company’s consolidated results of operations.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(l)	Environmental

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

(m)	Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for receivables and payables approximate their respective fair values. A discussion of the carrying value and fair value of the Company’s long-term debt is included in note 7 below. Fair values are based primarily on quoted prices for these or similar instruments. The Company is not a party to any financial instruments with material off-balance-sheet risk.

(n)	Concentration of Credit Risk

Financial instruments, which subject the Company to credit risk, consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the large number of entities comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

(o)	Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(p)	Stock-Based Compensation

The Company has elected to follow Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accounting for its stock-based compensation plan. The Company believes that including the fair value of compensation plans in determining net income is consistent with accounting for the cost of all other forms of compensation.

(q)	Shipping and Handling Costs

The Company’s shipping and handling costs are reflected within Cost of Sales in the Consolidated Statements of Operations.

(r)	Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The Company has evaluated the requirements of FIN 46 for variable interest entities created before December 31, 2003 and does not expect any effect on its consolidated financial statements as a whole.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company accounts for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. The Company currently uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the fiscal years ended March 31, 2005, 2004 and 2003, the Company recognized no operating cash flows for such excess tax deductions. The Company does not anticipate the adoption of SFAS 123R will have a material impact on its consolidated financial statements as a whole.

(2)	Discontinued Operations

In June 2003, the Company sold its digital visual effects business, Digiscope, for a de minimis amount, which resulted in a loss of approximately $0.4 million, which is net of zero income tax benefits. As a result of this sale, Digiscope has been accounted for as a discontinued operation, and accordingly, Digiscope’s operations are segregated and reported within discontinued operations in the accompanying consolidated financial statements. Sales, cost of sales, selling, general and administrative expenses and other expenses attributable to Digiscope for the fiscal years ended March 31, 2004 and 2003 have been classified and presented within discontinued operations. Sales attributable to Digiscope for the fiscal years ended March 31, 2004 and 2003 were $0.8 million and $3.2 million, respectively.

(3)	Inventories

The components of inventories are as follows (in thousands):

	March 31,
	2005	2004
Paper	$8,503	6,307
Ink	171	185
Supplies and other	1,773	2,032

Total	$10,447	8,524

(4)	Assets and Liabilities Held for Sale

At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the company ceased operations at the Pittsburg, California facility, resulting in the write-off of certain assets totaling approximately $0.5 million (see note 15). In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with the guidance set

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

forth in SFAS 144, the Company wrote down the assets held for sale to fair value, resulting in a $0.7 million impairment charge, which is classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The following table summarizes the assets and obligations under capital leases held for sale at March 31, 2005. The carrying values as of March 31, 2004 are shown for comparability only and are not classified in the consolidated balance sheet as of March 31, 2004 as assets and liabilities held for sale.

	March 31,
	2005	2004
Other receivables	$112	142
Property, plant and equipment, net	6,877	8,577
Other assets	1,123	1,203

Total assets held for sale	8,112	9,922
Obligations under capital leases held for sale	(1,036)	(1,260)

Net assets and liabilities held for sale	$7,076	8,662

(5)	Other Assets

The components of other assets are as follows (in thousands):

	March 31,
	2005	2004
Deferred financing costs, less accumulated amortization of $4,182 in 2005 and $1,695 in 2004	$10,894	12,581
Spare parts inventory, net of valuation allowance of $100 in 2005 and 2004	6,308	6,714
Other	1,203	861

Total	$18,405	20,156

(6)	Accrued Expenses

The components of accrued expenses are as follows (in thousands):

	March 31,
	2005	2004
Compensation and related taxes	$2,817	7,155
Employee benefits	17,328	18,444
Interest	8,504	8,452
Restructuring	9,922	6,445
Other	3,533	2,054

Total	$42,104	42,550

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(7)	Notes Payable, Long-Term Debt and Capitalized Leases

Long-term debt, including capitalized leases, is summarized as follows (in thousands):

	March 31,
	2005	2004
Revolving Credit Facility	$16,000	—
10% Senior Second Secured Notes Due 2010	280,000	280,000
Capitalized leases	13,951	18,298

Total long-term debt and capitalized leases	309,951	298,298
Less current installments	4,667	4,144

Long-term debt and capitalized leases, excluding current installments	$305,284	294,154

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

July 3, 2003 Refinancing Transaction

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company, and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

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

In connection with the 2003 Refinancing, the Company incurred $14.3 million of deferred financing fees through March 31, 2004. Of the total deferred financing fees, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes. The Company also incurred a charge of approximately $3.2 million in the fiscal year ended March 31, 2004 related to the write-off of deferred financing costs associated with the old bank credit agreement and the 12 3/4% Notes. In addition, the Company recorded incremental interest expense of approximately $1.7 million in the fiscal year ended March 31, 2004 as a result of the 30-day call provision related to the 12 3/4% Notes.

The 10% Notes mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest. In addition, before June 15, 2006, Graphics may redeem up to 35% of the aggregate principal amount of the 10% Notes with the proceeds of sales of certain kinds of capital stock at 110% of its principal amount, plus accrued interest to the redemption date. Graphics may make such redemption only if, after any such redemption, at least $150 million aggregate principal amount of the 10% Notes remains outstanding.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which, under certain circumstances, are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At March 31, 2005, the Company had borrowings outstanding under the Revolving Credit Facility totaling $16.0 million and had letters of credit outstanding of approximately $28.2 million. The Company had additional borrowing availability of approximately $25.6 million.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Revolving Credit Facility is secured by substantially all of the assets of Graphics. Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ and Graphics’ subsidiaries’ stock.

Amounts outstanding under the Revolving Credit Facility, as amended, bear interest at a rate equal to, at the Company’s option, (a) an alternate base rate, plus an applicable margin of 2.00%, or (b) a reserve adjusted LIBOR rate, plus an applicable margin of 3.00%. The applicable margins under both rate structures are subject to periodic downward adjustment based upon the attainment of certain fixed charge coverage ratio levels.

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

The Company was in compliance with all such covenant requirements at March 31, 2005.

May 5, 2005 Refinancing Transaction

On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Revolving Credit Facility and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:

•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).

Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.

Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity and incurrence of indebtedness.

Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.

The 2005 Credit Agreement requires satisfaction of certain leverage ratio requirements. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things: make investments or dispositions, pay dividends and other distributions, incur liens, incur additional indebtedness, make capital expenditures, enter into transactions with affiliates, issue stock of subsidiaries, enter into agreements that contain restrictions affecting subsidiaries and consummate mergers and acquisitions.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of April 30, 2005, the Company had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs will be amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement” (“EITF 98-14”).

Future maturities of long-term debt and future minimum obligations under capitalized leases at March 31, 2005 are as follows (in thousands):

	Long-Term	Capitalized
Fiscal Year	Debt	Leases
2006	$—	$5,609
2007	—	4,351
2008	—	3,736
2009	16,000	1,966
2010	—	206
2011	280,000	—

Total	$296,000	15,868

Imputed interest		(1,917)

Present value of minimum lease payments		$13,951

Capital leases have varying maturity dates and implicit interest rates which generally approximate 7%-10%. The Company estimates that the fair value of debt instruments, excluding capital lease obligations, was $200.8 million, or $95.2 million less than the carrying value, at March 31, 2005. The Company estimated that the fair value of the Company’s debt instruments, excluding capital lease obligations, approximated $249.2 million, or $30.8 million less than the carrying value, at March 31, 2004.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(8)	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations. Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2005 and 2004 are as follows (in thousands):

	March 31,
	2005	2004
Deferred tax liabilities:
Book over tax basis in fixed assets	$15,493	18,024
Foreign taxes	4,953	4,624
Accumulated amortization	2,428	2,148
Other, net	2,921	798

Total deferred tax liabilities	25,795	25,594
Deferred tax assets:
Allowance for doubtful accounts	699	1,119
Accrued expenses and other liabilities	18,515	18,448
Net operating loss carryforwards	46,484	35,318
AMT credit carryforwards	1,203	1,203
Minimum pension liability	7,524	7,918
Cumulative translation adjustment	229	462

Total deferred tax assets	74,654	64,468
Valuation allowance for deferred tax assets	54,772	45,185

Net deferred tax assets	19,882	19,283

Net deferred tax liabilities	$5,913	6,311

Management has evaluated the need for a valuation allowance for deferred tax assets and believes that certain deferred tax assets will more likely than not be realized through the future reversal of existing taxable temporary differences of the Company. The valuation allowance increased by $9.6 million during the fiscal year ended March 31, 2005 as a result of an increase in the deferred tax items, which is net of a decrease of $0.4 million related to the tax effect of the minimum pension liability, which is a component of other comprehensive income (loss).

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The valuation allowance increased by $18.4 million during the fiscal year ended March 31, 2004. This increase includes a $12.8 million adjustment reflecting a change in circumstances which resulted in a judgment that, based on the provisions in SFAS 109 that restrict the Company’s ability to consider forecasts of future income, a corresponding amount of deferred tax assets may not be realized. The change in circumstances arose from an assessment of the economic climate, particularly the continuance of competitive pricing pressures in the industry and the expected increase in annual interest costs arising from issuance of the 10% Notes, that provided negative evidence about the Company’s ability to realize certain deferred tax assets. The increase also included a $5.6 million net increase in the deferred tax items, net of a decrease of $1.3 million related to the tax effect of the minimum pension liability, a component of other comprehensive income (loss).

During fiscal years ended March 31, 2005 and 2004, the Company recorded adjustments of $0.4 million and $2.2 million, respectively, to reflect the tax benefit associated with a change in estimate with respect to its income tax liability.

Income tax expense (benefit) attributable to income (loss) from continuing operations consists of (in thousands):

	Year ended March 31,
	2005	2004	2003
Current
Federal	$—	—	(274)
State	129	203	163
Foreign	(990)	704	1,262

Total current	(861)	907	1,151

Deferred
Federal	(310)	8,069	30
State	(417)	1,528	(3)
Foreign	(97)	937	381

Total deferred	(824)	10,534	408

Provision (benefit) for income taxes	$(1,685)	11,441	1,559

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The effective tax rates for the fiscal years ended March 31, 2005, 2004 and 2003 were 6.2%, (67.5)% and 70.1%, respectively. The difference between these effective tax rates relating to continuing operations and the statutory federal income tax rate is composed of the following items:

	Year Ended March 31,
	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, less federal tax impact	(0.1)	(8.9)	4.7
Foreign taxes, less federal tax impact	2.3	(2.7)	53.6
Other nondeductible expenses	(0.5)	7.2	8.4
Change in valuation allowance	(31.4)	(104.0)	(54.4)
Change in cumulative translation adjustment	(2.0)	(3.1)	16.4
Previously accrued taxes	1.6	13.1	—
Other, net	1.3	(4.1)	6.4

Effective income tax rate	6.2%	(67.5)%	70.1%

As of March 31, 2005, the Company had available net operating loss carryforwards (“NOLs”) for state purposes of $80.3 million, which can be used to offset future state taxable income. If these NOLs are not utilized, they will begin to expire in 2006 and will be totally expired in 2025.

As of March 31, 2005, the Company had available NOLs for federal purposes of $123.1 million, which can be used to offset future federal taxable income. If these NOLs are not utilized, they will begin to expire in 2011 and will be totally expired in 2025.

The Company also had available an alternative minimum tax credit carryforward of $1.2 million, which can be used to offset future taxes in years in which the alternative minimum tax does not apply. This credit can be carried forward indefinitely.

The Company has alternative minimum tax NOLs in the amount of $129.2 million, which will begin to expire in 2011 and will be totally expired in 2025.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(9)	Other Liabilities

The components of other liabilities are as follows (in thousands):

	March 31,
	2005	2004
Deferred revenue agreements (see note 13)	$50,385	49,608
Postretirement liabilities (see note 10)	3,804	4,173
Pension liabilities	14,094	20,496
Other	2,787	3,203

Total	$71,070	77,480

(10)	Employee Benefit Plans

Defined Benefit Pension Plans

Pension Plans

The Company sponsors defined benefit pension plans covering full-time employees of the Company who had at least one year of service at December 31, 1994. Benefits under these plans generally are based upon the employee’s years of service and, in the case of salaried employees, compensation during the years immediately preceding retirement. The Company’s general funding policy is to contribute amounts within the annually calculated actuarial range allowable as a deduction for federal income tax purposes. The plans’ assets are maintained by trustees in separately managed portfolios consisting primarily of equity and fixed income securities. In October 1994, the Board of Directors approved an amendment to the Company’s defined benefit pension plans, which resulted in the freezing of additional defined benefits for future services under the plans effective January 1, 1995.

Supplemental Executive Retirement Plan

In October 1994, the Board of Directors approved a new Supplemental Executive Retirement Plan (“SERP”), which is a defined benefit plan, for certain key executives. Benefits under this plan will be paid from the Company’s assets. The aggregate accumulated benefit obligation under this plan was approximately $1.9 million and $2.2 million at March 31, 2005 and March 31, 2004, respectively.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Defined Benefit Postretirement Plans

Postretirement Benefits

The Company provides certain other postretirement benefits, primarily life and health insurance. Full-time employees who are eligible for benefits under the defined benefit pension plans, have attained age 55 and have at least five years of service are entitled to postretirement health care and life insurance coverage. Postretirement life insurance coverage is provided at no cost to eligible retirees. Special cost-sharing arrangements for health care coverage are available to employees whose age plus years of service at the date of retirement equals or exceeds 85 (“Rule of 85”). Any eligible retiree not meeting the Rule of 85 must pay 100% of the required health care insurance premium.

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

401(k) Defined Contribution Plan

Effective January 1, 1995, the Company amended its 401(k) defined contribution plan. Eligible participants may contribute up to 15% of their annual compensation subject to maximum amounts established by the Internal Revenue Service and receive an employer-matching contribution on amounts contributed. Through March 16, 2003, the employer-matching contribution was made bi-weekly and equaled 2% of annual compensation for all plan participants plus 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Beginning March 17, 2003 through December 31, 2004, the employer matching contribution was made bi-weekly and equaled 25% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. Subsequent to December 31, 2004, the employer matching contributions were made bi-weekly and equaled 50% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the Internal Revenue Service. The Company’s contribution under this Plan amounted to $1.1 million during the fiscal year ended March 31, 2005, $0.8 million during the fiscal year ended March 31, 2004 and $3.9 million during the fiscal year ended March 31, 2003.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table provides a reconciliation of the changes in the defined benefit plans’ benefit obligations and fair value of plan assets for the fiscal years ended March 31, 2005 and 2004 and a statement of the funded status of such plans as of March 31, 2005 and 2004 (in thousands):

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$67,185	61,953	2,801	3,159
Service cost	468	390	31	30
Interest cost	4,217	4,211	170	182
Plan participants’ contributions	—	—	368	310
Actuarial loss (gain)	1,725	4,197	141	(264)
Expected benefit payments	(3,971)	(3,566)	(688)	(616)

Benefit obligation at end of year	$69,624	67,185	2,823	2,801

Change in Plan Assets
Fair value of plan assets at beginning of year	$40,193	32,481	—	—
Actual return on plan assets	4,176	7,638	—	—
Employer contributions:
Pension Plans	8,777	3,235	—	—
SERP	500	405	—	—
Postretirement Plan	—	—	319	306
Plan participants’ contributions	—	—	368	310
Benefits paid	(3,971)	(3,566)	(687)	(616)

Fair value of plan assets at end of year	$49,675	40,193	—	—

Funded Status	$(19,949)	(26,992)	(2,823)	(2,801)
Unrecognized net actuarial (gain) or loss	19,178	20,187	(141)	(325)
Unrecognized prior service gain	—	—	(1,188)	(1,411)
Plan participants’ contributions	—	—	48	64
Additional minimum pension liability	(19,178)	(20,187)	—	—

Accrued benefit liability	$(19,949)	(26,992)	(4,104)	(4,473)

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

	Defined Benefit Pension Plans		Defined Benefit Postretirement Plan
	2005	2004	2005	2004
Weighted – Average Assumptions
Discount rate – benefit obligation	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

The Company uses a December 31 measurement date for its defined benefit pension and postretirement plans. For measurement purposes under the defined benefit postretirement plan, a 12 percent annual rate of increase in the per capita cost of covered health care benefits (including prescription drugs) was assumed for March 31, 2005. This rate was assumed to decrease gradually to 5 percent through the fiscal year ending 2013 and remain at that level thereafter.

	Defined Benefit Pension Plans			Defined Benefit Postretirement Plan
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost
(in thousands)
Service cost	$468	390	410	31	30	21
Interest cost	4,217	4,211	4,237	170	182	216
Expected return on plan assets	(3,510)	(2,710)	(3,930)	—	—	—
Amortization of prior service cost	—	—	—	(222)	(222)	(222)
Amortization of unrecognized loss	2,022	2,441	697	—	—	—
Settlement loss	46	31	28	—	—	—
Recognized net actuarial gain	—	—	—	(43)	(62)	(46)

Net periodic benefit (income) loss	$3,243	4,363	1,442	(64)	(72)	(31)

Expected Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands).

	Defined Benefit	Defined Benefit
Fiscal Year	Pension Plans	Postretirement Plan (a)
2006	$4,076	259
2007	4,188	267
2008	4,332	270
2009	4,373	273
2010	4,452	274
2011 – 2015	23,740	1,309

Total	$45,161	2,652

(a)	Represents expected benefit payments net of plan participants’ contributions.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical component of the defined benefit postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components of expense	$4	(4)
Effect on postretirement benefit obligation	$70	(64)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which discusses certain accounting and disclosure issues required by the Act. FSP FAS 106-2 was effective in the quarter ended September 30, 2004 for the Company.

The Company has concluded that the prescription drug benefits provided under its postretirement plans are actuarially equivalent to the Medicare benefit as necessary to qualify for the subsidy based on management’s understanding of the Medicare Reform legislation and confirmation from the Company’s actuarial consultants. FSP FAS 106-2 provides two alternative methods of transition when adopted, retroactive to the date of enactment or prospective from the date of adoption. In the quarter ended September 30, 2004, the Company adopted FSP FAS 106-2 and elected the retroactive transition method. Application of FSP FAS 106-2 resulted in a $0.1 million reduction in the accumulated postretirement benefit obligation for the fiscal year ended March 31, 2005. The effect of the subsidy by net periodic postretirement benefit cost component for fiscal year ended March 31, 2005 is shown below (in thousands):

Effect of Subsidy
Interest cost	$(9)
Net amortization and deferral of actuarial (gain)/loss	(15)

Net periodic postretirement benefit cost	(24)

The estimated gross amount of subsidy receipts at March 31, 2005 are as follows (in thousands):

Fiscal Year	Subsidy Receipts
2006	$5
2007	22
2008	22
2009	22
2010	21
2011-2015	90

Total	$182

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Plan Assets

The Company’s defined benefit pension plans reflect weighted-average target allocations as of March 31, 2005 and the percentages of the fair value of plan assets are allocated at March 31, 2005 and 2004 by asset category as follows:

	Target
	Allocation	Percentage of Plan Assets
	2005	2005	2004
Global equity securities	78%	75.2%	81.3%
Fixed income securities	22%	23.2%	16.8%
Cash	0%	1.6%	1.9%

Total	100.0%	100.0%	100.0%

The Company’s pension plans’ long-term target asset allocation is shown above. The long-term allocation targets reflect the Company’s asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term obligations. The long-term asset allocation is supported by an analysis that incorporates historical and expected returns by asset class as well as volatilities and correlations across asset classes and the Company’s liability profile. Due to market conditions and other factors, actual asset allocations may vary from the target allocation outlined above.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and future expectations for returns for each asset class, as well as the target asset allocation of the present portfolio. This resulted in the selection of the 8.5% long-term rate of return on asset assumption for 2005.

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities in excess of these funding levels are included in the Company’s consolidated balance sheets. Employer contributions for the defined benefit pension plans for the fiscal year ending March 31, 2006 are estimated to be approximately $8.0 million.

(11)	Capital Stock

At March 31, 2005, capital stock consists of Holdings’ common stock (“Common Stock”). Each share of Common Stock is entitled to one vote on each matter common shareholders are entitled to vote. Dividends on the Common Stock are discretionary by the Board of Directors and are restricted or prohibited by the Revolving Credit Facility (see note 1).

(12)	Stock Option Plans

Common Stock Option Plans

In 1993, the Company established the ACG Holdings, Inc. Common Stock Option Plan. This plan, as amended, (the “1993 Common Stock Option Plan”) is administered by a committee of the Board of Directors (the “Committee”) and currently provides for granting up to 17,322 shares of Common Stock. On January 16, 1998, the Company established another common stock option plan (the “1998 Common Stock Option Plan”). This plan is administered by the Committee and provides for granting up to 36,939 shares of Common Stock. The 1993 Common Stock Option Plan and the 1998 Common Stock Option Plan are collectively referred to as the “Common Stock Option Plans.” Stock options may be granted under the Common Stock Option Plans to officers and other key employees of the Company at the exercise price per share of Common Stock, as determined at the time of grant by the Committee in its sole discretion. All options are 25% exercisable on the first anniversary date of a grant and vest in additional 25% increments on each of the next three anniversary dates of each grant. All options expire 10 years from the date of grant.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

A summary of activity under the Common Stock Option Plans is as follows:

		Weighted-
		Average
		Exercise	Exercisable
	Options	Price ($)	Options (a)
Outstanding at March 31, 2002	30,290	13.15	27,569
Granted	2,974	.01
Exercised	(20,531)	.01
Forfeited	(2,411)	17.43

Outstanding at March 31, 2003	10,322	.01	6,617
Granted	—	—
Exercised	(1,125)	.01
Forfeited	—	—

Outstanding at March 31, 2004	9,197	.01	6,946
Granted	—	—
Exercised	—	—
Forfeited	(1,301)	.01

Outstanding at March 31, 2005	7,896	.01	7,131

(a)	At March 31, 2005, 2004 and 2003 all exercisable options had a $.01/option exercise price.

Black-Scholes Option Pricing Model Wtd. Avg. Assumptions
Fiscal Year	#	Wtd. Avg.	Exercise	Risk Free	Annual		Expected
Ended	Options	Grant Date	Price per	Interest	Dividend	Expected	Life
March 31,	Granted	Fair Value ($)	Option ($)	Rate (%)	Yield(%)	Volatility	(Years)
2005	—	—	—	—	—	—	—
2004	—	—	—	—	—	—	—
2003	632	343.73	.01	3.56	—	—	5
	2,342	.01	.01	1.63	—	—	5

2,974

The weighted-average remaining contractual life of the options outstanding at March 31, 2005 was 4.3 years. A total of 7,569 options for shares (including 362 previously exercised options that were subsequently canceled) of Holdings Common Stock were reserved for issuance, but not granted under the Common Stock Option Plans at March 31, 2005.

As a result of the SFAS 123 requirements, the Company recognized stock compensation expense of $0.1 million related to the common stock option grants in the fiscal year ended March 31, 2005 and $0.2 million in each of the fiscal years ended March 31, 2004 and March 31, 2003.

Preferred Stock Option Plan

In the fiscal year ended March 31, 1998, the Company established the ACG Holdings, Inc. Series AA and Series BB convertible preferred stock (collectively “Preferred Stock”) Option Plan (the “Preferred Stock Option Plan”). This plan was administered by the Committee and provided for granting up to 583 shares of Preferred Stock.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

Stock options could be granted under this Preferred Stock Option Plan to officers and other key employees of the Company at the exercise price per share of Preferred Stock, as determined at the time of grant by the Committee in its sole discretion. All options were fully vested and 100% exercisable at the date of grant. All options would have expired 10 years from date of grant. All 582 outstanding options to purchase shares of Preferred Stock of Holdings were canceled concurrently with the 2003 Refinancing (see note 7).

A summary of the Preferred Stock Option Plan is as follows:

Options
Outstanding at March 31, 2002	555
Granted	27
Exercised	—
Forfeited	—

Outstanding at March 31, 2003	582
Granted	—
Exercised	—
Forfeited	(582)

Outstanding at March 31, 2004 and 2005	—

As a result of the SFAS 123 requirements, the Company recognized approximately $0.1 million in the fiscal year ended March 31, 2003 related to the preferred stock option grant during that fiscal year. There were no grants of preferred options in the fiscal years ended March 31, 2005 and March 31, 2004 and therefore, the Company recognized no stock compensation expense for those years.

(13)	Commitments and Contingencies

The Company incurred rent expense of $4.3 million for each of the fiscal years ended March 31, 2005 and 2004, and incurred $4.5 million in the fiscal year ended March 31, 2003 under various operating leases. Future minimum rental commitments under existing operating lease arrangements at March 31, 2005 are as follows (in thousands):

Fiscal Year
2006	$3,085
2007	2,605
2008	1,913
2009	1,593
2010	1,379
Thereafter	560

Total	$11,135

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company has an employment agreement with one of its principal officers. This agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at March 31, 2005, excluding bonuses, was approximately $1.7 million.

In the quarter ended December 31, 1997, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at March 31, 2005 is $50.4 million and is included within Other liabilities in the Company’s consolidated balance sheet.

Graphics, together with over 300 other persons, has been designated by the U. S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or the Company’s consolidated financial statements as a whole.

Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the (six acre) Site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a Settlement Offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. Graphics has begun its investigation into this matter but it believes its potential liability in connection with this Site will not be material to its business or the Company’s consolidated financial statements as a whole.

Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities in its consolidated balance sheets at March 31, 2005 and 2004. The Company believes this amount is adequate to cover such liabilities.

The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements as a whole.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

(14)	Interim Financial Information (Unaudited)

Quarterly financial information follows (in thousands):

		Sales	Gross Profit	Net Income (Loss)
Fiscal Year 2005	Quarter Ended:
	June 30	$110,850	12,863	(2,188)
	September 30	106,605	10,623	(3,463)
	December 31	123,652	13,392	(2,286)
	March 31	108,406	8,994	(17,730	) (a)

	Total	$449,513	45,872	(25,667)

Fiscal Year 2004	Quarter Ended:
	June 30	$121,687	18,701	3,101	(b)
	September 30	115,280	14,674	(22,680	) (c)
	December 31	128,569	17,230	3,007	(d)
	March 31	105,566	11,176	(12,269	) (e)

	Total	$471,102	61,781	(28,841)

(a)	Includes $10.0 million of pre-tax restructuring and other charges.

(b)	Includes $0.5 million in discontinued operations losses.

(c)	Includes $2.0 million of pre-tax restructuring charges, $3.2 million of pre-tax charges related to the write-off of deferred financing costs, $12.8 million of expense related to an adjustment to increase the deferred tax asset valuation allowance, and $1.7 million of incremental interest expense as a result of the 30-day call provision related to the 12 3/4% Notes.

(d)	Includes $2.2 million of income related to an adjustment recorded to reflect the tax benefit associated with a change in estimate with respect to the Company’s income tax liability.

(e)	Includes $6.1 million of pre-tax restructuring and other charges.

(15)	Restructuring Costs and Other Charges

Fiscal Year 2005 Restructuring Costs

New York Premedia Consolidation Plan

In March 2005, the Company’s Board of Directors approved a restructuring plan for the premedia services segment designed to improve operating efficiencies and overall profitability. This plan included the consolidation of the Company’s two premedia facilities located in New York, New York. This action resulted in the elimination of 10 positions within the Company.

As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge is classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge is composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	Initial Recording		03/31/05
	of Restructuring		Restructuring
	Reserve	Activity	Reserve Balance
Severance and other employee costs	$195	—	195
Lease termination costs	1,271	—	1,271
Other costs	15	—	15

	$1,481	—	1,481

As of March 31, 2005 the Company believes the restructuring reserve of approximately $1.5 million is adequate. The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. The Company anticipates that $0.8 million of these costs will be paid by March 31, 2006, $0.4 million will be paid by March 31, 2007 and $0.1 million will be paid each year following through March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

Pittsburg Facility Closure Plan

In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.

As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge is classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge is composed of severance and related termination benefits, lease termination costs and other costs.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	Initial Recording		03/31/05
	of Restructuring		Restructuring
	Reserve	Activity	Reserve Balance
Severance and other employee costs	$2,293	(964)	1,329
Lease termination costs	803	(29)	774
Other costs	40	(3)	37

	$3,136	(996)	2,140

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

As of March 31, 2005 the Company believes the restructuring reserve of approximately $2.1 million is adequate. The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. See note 4 to the consolidated financial statements. The Company anticipates that these costs will be paid by March 31, 2006. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

Plant and SG&A Reduction Plan

In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.

As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge is classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge is composed of severance and related termination benefits and other costs.

The following table summarized the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	Initial Recording		03/31/05
	of Restructuring		Restructuring
	Reserve	Activity	Reserve Balance
Severance and other employee costs	$3,502	(294)	3,208
Other costs	250	(1)	249

	$3,752	(295)	3,457

As of March 31, 2005 the Company believes the restructuring reserve of approximately $3.5 million is adequate. Employee terminations related to this plan were substantially completed by March 31, 2005. The Company anticipates that $2.7 million of these costs will be paid by March 31, 2006, $0.7 million will be paid by March 31, 2007 and the remaining $0.1 million will be paid by March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

Fiscal Year 2004 Restructuring Costs

January 2004 Plan

In January 2004, the Company implemented a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included a consolidation of capacity and the related downsizing of a print facility in Stevensville, Ontario, a reduction of personnel in certain of the Company’s other print and premedia facilities and the elimination of certain selling and administrative positions. These actions included the elimination of 208 positions within the Company.

As a result, the Company recorded a pre-tax restructuring charge of approximately $5.7 million in the quarter ended March 31, 2004 associated with this plan. This charge is classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge is composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.7 million in the quarter ended March 31, 2005. This reduction was primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	03/31/04			03/31/05
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$3,515	(2,361)	(341)	813
Lease termination costs	3	—	(3)	—
Other costs	442	(15)	(350)	77

	$3,960	(2,376)	(694)	890

During the fiscal year ended March 31, 2004, $1.8 million of these costs were paid. As of March 31, 2005, the Company believes the restructuring reserve of approximately $0.9 million is adequate. The Company anticipates the remaining $0.9 million will be paid during the fiscal year ending March 31, 2006. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility.

July 2003 Plan

In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge is classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2004. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge is composed of severance and related termination benefits.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	03/31/04		03/31/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$1,117	(687)	430

During the fiscal year ended March 31, 2004, $0.7 million of these costs were paid. As of March 31, 2005, the Company believes the restructuring reserve of approximately $0.4 million is adequate. The Company anticipates that approximately $0.3 million of the restructuring balance will be paid by March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility.

Fiscal Year 2003 Restructuring Costs

In the fourth quarter of Fiscal Year 2003, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments designed to improve operating efficiency and profitability. This plan included the closing of a premedia services facility in Nashville, Tennessee, a reduction of personnel in both the print and premedia services segments and the elimination of certain administrative personnel. These combined actions resulted in the elimination of 30 positions within the Company.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.2 million in the fourth quarter of the fiscal year ended March 31, 2003. This charge is classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge is primarily composed of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2004 and by less than $0.1 million in the quarter ended March 31, 2005. This reduction was primarily the result of lower than anticipated severance and other employee costs due to the terminated employees obtaining other employment during their severance periods.

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	03/31/04			03/31/05
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$12	(7)	(5)	—
Other costs	24	(13)	(11)	—

	$36	(20)	(16)	—

During the fiscal year ended March 31, 2003, $0.1 million of these costs were paid and in fiscal year ended March 31, 2004, $0.9 million was paid. The process of closing a premedia services facility, and the elimination of certain personnel within the Company was completed by March 31, 2003.

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

As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million of restructuring charges related to this plan in each of the quarters ended March 31, 2004 and September 30, 2003 and $0.7 million in the quarter ended March 31, 2005. These charges are primarily related to future lease commitments and are classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2004 and 2005.

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to this restructuring plan for the fiscal year ended March 31, 2005 (in thousands):

	03/31/04			03/31/05
	Restructuring			Restructuring
	Reserve Balance	Activity	Reserve Adjustment	Reserve Balance
Severance and other employee costs	$100	(71)	(29)	—
Lease termination costs	1,232	(447)	739	1,524

	$1,332	(518)	710	1,524

The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid in each year. As of March 31, 2005, the Company believes the restructuring reserve of approximately $1.5 million is adequate. The Company anticipates that $0.3 million of the restructuring reserve balance will be paid in each of the fiscal years ending March 31, 2006, 2007 and 2008 and $0.2 million will be paid each fiscal year following through March 31, 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility.

Other Charges

The Company recorded an impairment charge of approximately $1.6 million in the fourth quarter of the fiscal year ended March 31, 2005, $0.4 million in the fourth quarter of the fiscal year ended March 31, 2004 and $0.5 million in the fourth quarter of the fiscal year ended March 31, 2003 to reflect the decision to abandon certain Company assets and to write-down other assets to fair value. The $1.6 million impairment charge recorded in the fourth quarter of fiscal year ended March 31, 2005, included $1.2 million related to the write-off of certain assets and the write-down to fair value of the assets held for sale in the Pittsburg, California print facility (see note 4). The provision was based on a review of the Company’s long-lived assets in accordance with SFAS 144. These impairment charges are classified within restructuring costs and other charges in the consolidated statements of operations.

(16)	Parent Guarantee of Subsidiary Debt

Graphics, the issuer of the 10% Notes, is a wholly owned subsidiary of Holdings. Holdings has no other subsidiaries. Holdings has fully and unconditionally guaranteed the payment of principal and interest on the 10% Notes. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings and by all future domestic subsidiaries of Graphics. Holdings conducts no business other than as the sole shareholder of Graphics and has no significant assets other than the capital stock of Graphics, all of which is pledged to secure Holdings’ obligations under the Revolving Credit Facility. Holdings is dependent upon distributions from Graphics to fund its obligations. Graphics’ ability to pay dividends or lend funds to Holdings is restricted or prohibited (see note 1 for a discussion of those restrictions and prohibitions).

(17)	Industry Segment Information

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

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books), and other publications. The Company’s premedia services business assists customers in the capture, manipulation, storage, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment EBITDA, which is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. The Company generally accounts for intersegment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. Certain reclassifications have been made to prior year balances to conform with the current year presentation .

In the first quarter of the fiscal year ended March 31, 2004, the Company sold its digital visual effects business, Digiscope, for a de minimis amount and recorded a net loss of approximately $0.4 million. Segment operating results for the fiscal years ended March 31, 2004 and 2003 have been reclassified to present Digiscope’s operating results as a discontinued operation. In addition, fiscal year ended March 31, 2003 below reflects a reclassification to the print segment of certain premedia revenues and expenses performed in the print facilities previously presented within the premedia services segment. During the fiscal year ended March 31, 2005, the Company’s segment reporting has been revised, and prior year disclosures have been reclassified, to reflect the current approach used by the Chief Operating Decision Maker in evaluating segment operating results. These reclassifications do not impact any of the Company’s previously reported consolidated results.

The Company’s reportable segments are business units that offer different products and services. They are managed separately because each segment requires different technology and marketing strategies. A substantial portion of the revenue, long-lived assets and other assets of the Company’s reportable segments are attributed to or located in the United States.

	Print	Premedia Services	Corporate and Other
(In thousands)	(a)	(a)	(b)	Total
Fiscal Year 2005
Sales	$393,922	55,591	—	449,513

EBITDA	$22,997	10,059	(3,307)	29,749

Depreciation and amortization	(19,867)	(3,184)	—	(23,051)
Interest expense	—	—	(34,087)	(34,087)
Interest income	—	—	37	37
Income tax benefit	—	—	1,685	1,685

Net income (loss)	$3,130	6,875	(35,672)	(25,667)

Total assets	$230,490	15,179	13,229	258,898
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,418	1,489	—	6,907

ACG HOLDINGS, INC.

Notes to Consolidated Financial Statements

		Premedia	Corporate and
(In thousands)	Print (a)	Services (a)	Other (b)	Total
Fiscal Year 2004
Sales	$418,004	53,098	—	471,102

EBITDA	$38,789	9,564	(7,299)	41,054

Depreciation and amortization	(20,733)	(3,529)	—	(24,262)
Depreciation from discontinued operations	—	—	(26)	(26)
Interest expense	—	—	(34,175)	(34,175)
Interest income	—	—	9	9
Income tax expense	—	—	(11,441)	(11,441)

Net income (loss)	$18,056	6,035	(52,932)	(28,841)

Total assets	$237,680	15,316	14,917	267,913
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$14,465	1,501	—	15,966

Fiscal Year 2003
Sales	$463,071	54,068	—	517,139

EBITDA	$52,415	7,160	(5,296)	54,279

Depreciation and amortization	(19,760)	(4,336)	—	(24,096)
Depreciation from discontinued operations	—	—	(355)	(355)
Interest expense	—	—	(28,674)	(28,674)
Interest income	—	—	90	90
Income tax expense	—	—	(1,559)	(1,559)

Net income (loss)	$32,655	2,824	(35,794)	(315)

Total assets	$250,039	17,405	10,997	278,441
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$26,534	2,118	—	28,652

(a)	EBITDA for the print and premedia services segments in Fiscal Year 2005 includes the impact of restructuring costs and other charges of $7.8 million and $2.2 million, respectively. In Fiscal Year 2004, EBITDA for the print and premedia services segments includes the impact of restructuring costs and other charges of $7.5 million and $0.6 million, respectively. EBITDA for the print and premedia services segments in Fiscal Year 2003 includes the impact of restructuring costs and other charges of $0.8 million and $0.9 million, respectively.

(b)	EBITDA for corporate and other includes corporate general and administrative expenses, as well as revenues and expenses associated with our digital visual effects business, Digiscope. Digiscope was sold on June 5, 2003. The EBITDA loss of Digiscope included in the EBITDA table above for Fiscal Years 2004 and 2003 was ($0.4) million and ($0.6) million, respectively. In addition, corporate and other includes the write-off of deferred financing costs related to the 2003 Refinancing of $3.2 million in Fiscal Year 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005. There have not been any changes in our internal controls over financial reporting during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information about each of the current directors and executive officers of Holdings and Graphics (ages as of March 31, 2005). All directors hold office until their successors are duly elected and qualified.

Name	Age	Position with Graphics and/or Holdings
Stephen M. Dyott	53	Chairman, President, Chief Executive Officer and Director
Timothy M. Davis	50	Senior Vice President/Administration, Secretary and General Counsel
Patrick W. Kellick	47	Senior Vice President/Chief Financial Officer and Assistant Secretary
Stuart R. Reeve	41	President, New Business Development
Kathleen A. DeKam	44	President, Print and Premedia Services
Eric T. Fry	38	Director
Michael C. Hoffman	42	Director
Hwan-Yoon Chung	31	Director

Stephen M. Dyott has been the Chairman and Chief Executive Officer of Graphics and Holdings since September 1996, President of Holdings since February 1995, President of Graphics since 1991 and Director of Graphics and Holdings since September 1994. Mr. Dyott was Chief Operating Officer of Holdings from February 1995 to September 1996 and Chief Operating Officer of Graphics from 1991 to September 1996. Prior to joining Graphics, Mr. Dyott was the Vice President and General Manager - Flexible Packaging of American National Can Company (“ANCC”) from 1988 to 1991 and the Vice President and General Manager — Tube Packaging of ANCC from 1985 to 1987.

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

Stuart R. Reeve has been the President, New Business Development since 2003. Prior to 2003, Mr. Reeve served as President, Retail and Newspaper Services of Graphics from 2002 to 2003, Executive Vice President, Operations of Graphics from 1999 to 2002, Executive Vice President Sales and Marketing of Graphics from 1997 to 1999, Senior Vice President Commercial Sales of Graphics from 1995 to 1997, Vice President Sales — Midwest of Graphics from 1994 to 1995, Vice President Sales - West of Graphics from 1991 to 1994 and as a Sales Executive of Graphics from 1989 to 1991.

Kathleen A. DeKam has been President, Print and Premedia Services since 2004. Prior to 2004, Ms. DeKam was the President of Premedia Services from 1998 to 2004, the Vice President of Human Resources of Premedia Services from 1996 to 1998, Director of Human Resources of Premedia Services from 1995 to 1996 and Manager of Human Resources for various print plants of Graphics from 1986 to 1995.

Eric T. Fry has been a Director of Holdings and Graphics since 1996. Mr. Fry has been a Managing Director of Metalmark Capital LLC since its formation in 2004. Prior to joining Metalmark, he was a Managing Director of Morgan Stanley & Co. Incorporated (“MS & Co.”), and Morgan Stanley Capital Partners from 2002 to 2004, and Executive Director of Morgan Stanley Capital Partners from 1998 to 2001. He joined MS & Co. initially in 1989. Mr. Fry serves as a Director of Direct Response Corporation, EnerSys, Homesite Group, Inc., Vanguard Health Systems and The Underwriter Group Limited.

Michael C. Hoffman has been a Director of Holdings and Graphics since 2003. Mr. Hoffman has been a Managing Director of Metalmark Capital LLC since 2004. Prior to joining Metalmark, he was a Managing Director of Morgan Stanley Capital Partners from 1998 to 2004. He joined MS & Co. in 1986 and worked in the firm’s Strategic Planning Group prior to joining Morgan Stanley Private Equity in 1990. Mr. Hoffman is a Director of Aventine Renewable Energy, Inc. and Enersys, and is former Director of Jefferson Smurfit Corporation and eAccess Limited.

Hwan-Yoon Chung has been a Director of Holdings and Graphics since 2004. Mr. Chung has been a Principal of Metalmark Capital LLC since 2004. Prior to joining Metalmark, he was an Executive Director of Morgan Stanley Capital Partners from 2003 to 2004. He joined Morgan Stanley Capital Partners in 1998. Prior to joining Morgan Stanley Capital Partners, he was an Associate in the Restructuring and Reorganization Group at the Blackstone Group L.P.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all other employees. We will provide a copy of the code of ethics to any person, without charge, upon written request made to our Corporate Secretary at American Color Graphics, Inc., 100 Winners Circle, Suite 300, Brentwood, Tennessee 37027.

Audit Committee Financial Expert

We are not required to maintain an audit committee or an audit committee financial expert as we do not have exchange listed securities. However, the Company’s Board of Directors in many ways serves in the capacity of an audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information concerning compensation for services to Holdings and Graphics during Fiscal Years 2005, 2004 and 2003 of the Chief Executive Officer and the four other most highly compensated executive officers who we refer to as the Named Executive Officers of Holdings and/or Graphics.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities Under-
Name and Principal				Other Annual	Stock	lying Options/		All Other
Position	Period	Salary	Bonus	Compensation	Award(s)	SARs (#)	LTIP Payouts (a)	Compensation
Stephen M. Dyott Chairman, President,	Fiscal Year 2005	$575,000	$—	—	—	—	—	—
Chief Executive	Fiscal Year 2004	$575,000	$325,000	—	—	—	$2,362,797	—
Officer & Director	Fiscal Year 2003	$575,000	$425,000	—	—	—	—	—

Stuart R. Reeve President, New	Fiscal Year 2005	$350,000	$—	—	—	—	—	—
Business	Fiscal Year 2004	$350,000	$50,000	—	—	—	—	—
Development	Fiscal Year 2003	$350,000	$50,000	—	—	360	—	—

Kathleen A. DeKam President, Print	Fiscal Year 2005	$324,039	$—	—	—	—	—	—
and Premedia	Fiscal Year 2004	$275,000	$75,000	—	—	—	—	—
Services	Fiscal Year 2003	$275,000	$75,000	—	—	—	—	—

Timothy M. Davis Senior Vice President/ Administration,	Fiscal Year 2005	$314,615	$—	—	—	—	—	—
Secretary & General	Fiscal Year 2004	$295,000	$100,000	—	—	—	$712,076	—
Counsel	Fiscal Year 2003	$295,000	$125,000	—	—	—	—	—

Patrick W. Kellick Senior Vice President,	Fiscal Year 2005	$304,231	$—	—	—	—	—	—
Chief Financial Officer	Fiscal Year 2004	$265,000	$100,000	—	—	—	$219,377	—
& Assistant Secretary	Fiscal Year 2003	$242,769	$75,000	—	—	—	—	—

(a)	Represents a gain recognized from the cancellation of all outstanding options to purchase shares of preferred stock of Holdings held by certain key officers as a part of the 2003 Refinancing (see note 7 to our consolidated financial statements appearing elsewhere in this Report).

The following table presents information concerning the fiscal year-end value of unexercised stock options held by the Named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year-End Option/SAR Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares Acquired		Options/SARs at 3/31/05	Options/ SARs at 3/31/05
	on Exercise (#)	Value Realized($)	Exercisable/Unexercisable (#)	Exercisable/Unexercisable ($)
Common Stock Option Plans (a)
Stephen M. Dyott	—	—	0 / 0	(a)
Stuart R. Reeve	—	—	290.25 / 180.00	(a)
Kathleen A. DeKam	—	—	402.25 / 0	(a)
Timothy M. Davis	—	—	0/0	(a)
Patrick W. Kellick	—	—	450.00 / 450.00	(a)

(a)	Holdings’ common stock has not been registered or publicly traded and, therefore a public market price of the stock is not available. At March 31, 2005 we believe the fair market value to be $0 per share of Common Stock.

Pension Plan

Graphics sponsors the American Color Graphics, Inc. Salaried Employees’ Pension Plan (the “Pension Plan”), a defined benefit pension plan covering full-time salaried employees of Graphics who had at least one year of service as of December 31, 1994.

In October 1994, the Board of Directors approved an amendment to the Pension Plan that resulted in the freezing of additional defined benefits for future services under such plan effective January 1, 1995 (see note 10 to our consolidated financial statements appearing elsewhere in this Report).

At March 31, 2005, all of the Named Executive Officers had vested in the Pension Plan. At March 31, 2005, the Named Executive Officers had the following amounts of credited service (original hire date through January 1, 1995) and annual benefit payable upon retirement at age 65 under the Pension Plan: Stephen M. Dyott (3 years, 3 months; $8,220), Stuart R. Reeve (5 years, 4 months; $9,185), Kathleen A. DeKam (8 years, 4 months; $4,556), Timothy M. Davis (5 years, 5 months; $11,700) and Patrick W. Kellick (6 years, 5 months; $11,456).

The basic benefit payable under the Pension Plan is a five-year certain single life annuity equivalent to (a) 1% of a participant’s “final average monthly compensation” plus (b) 0.6% of a participant’s “final average monthly compensation” in excess of 40% of the monthly maximum Social Security wage base in the year of retirement multiplied by years of credited service (not to exceed 30 years of service). For purposes of the Pension Plan, “final average compensation” (which, for the Named Executive Officers, is reflected in the salary and bonus columns of the Summary Compensation Table) means the average of a participant’s five highest consecutive calendar years of total earnings (which includes bonuses) from the last 10 years of service. The maximum monthly benefit payable from the Pension Plan is $5,000.

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

Supplemental Executive Retirement Plan

In October 1994, we approved a new Supplemental Executive Retirement Plan, which is a defined benefit plan. At March 31, 2005, the plan included the following Named Executive Officers, two other executives and one former executive. The plan provides for a basic annual benefit payable upon completion of five years vesting service (April 1, 1994 through March 31, 1999 for Messrs. Dyott, Davis and Kellick and July 1, 1997 through June 30, 2002 for Messr.

Reeve) and retirement on or after attaining age 65, or the present value of such benefit at an earlier date under certain circumstances. At March 31, 2005, the Named Executive Officers have the following basic annual benefit payable under this plan at age 65:

Stephen M. Dyott	$100,000
Stuart R. Reeve	$50,000
Timothy M. Davis	$75,000
Patrick W. Kellick	$50,000

Such benefits will be paid from our assets (see note 10 to our consolidated financial statements appearing elsewhere in this Report).

Compensation of Directors

Directors of Holdings and Graphics do not receive a salary or an annual retainer for their services but are reimbursed for expenses incurred with respect to such services.

Employment Agreements

On October 19, 1998, Graphics entered into an employment agreement with Stephen M. Dyott, which we refer to as the Dyott Employment Agreement, which replaced the agreement entered into by Graphics and Mr. Dyott on April 3, 1993. The Dyott Employment Agreement has an initial term of three years. The term under the Dyott Employment Agreement is automatically extended for one-year periods absent at least one year’s written notice of an intent by either party not to renew. The Dyott Employment Agreement provides for the payment of an annual salary, annual bonus and all other employee benefits and perquisites made available to Graphics’ senior executives generally.

Under the Dyott Employment Agreement, if the employee’s employment is terminated by Graphics “without cause” (“cause”, as defined in the Dyott Employment Agreement, means a material breach by the employee of his obligations under the Dyott Employment Agreement; continued failure or refusal of the employee to substantially perform his duties to Graphics; a willful and material violation of Federal or state law applicable to Graphics or the employee’s conviction of a felony or perpetration of a common law fraud; or other willful misconduct that is injurious to Graphics) or by the employee for “good reason” (which, as defined in the Dyott Employment Agreement, means a decrease in base pay or a failure by Graphics to pay material compensation due and payable; a material diminution of the employee’s responsibilities or title; a material change in the employee’s principal employment location; or a material breach by Graphics of a material term of the Dyott Employment Agreement), the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary continuation payments (and certain other benefits) for a period of three years beginning on the date of termination. The Dyott Employment Agreement contains confidentiality obligations that survive indefinitely, non-solicitation obligations that end on the second anniversary of the date employment has ceased and non-competition obligations that end on the third anniversary of the date employment has ceased.

On August 1, 1999, Graphics entered into a severance agreement with Stuart R. Reeve which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. Such base salary payments will be reduced, after the first twelve months from the date of termination, to the extent the employee receives compensation from another employer. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment has ceased.

On November 19, 2000, Graphics entered into a severance agreement with Kathleen A. DeKam which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for two years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the second anniversary of the date employment ceased.

On July 15, 1998, Graphics entered into a severance agreement with Timothy M. Davis which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and salary and benefit continuation for three years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-competition obligations that end on the third anniversary of the date employment has ceased.

Graphics is also party to a severance agreement dated as of October 3, 1996 and amended on August 30, 2004, with Patrick Kellick, which provides that in the event the employee’s employment is terminated by Graphics without “cause”, as defined above (but also including as “cause” competition with Graphics), or by the employee for “good reason”, as defined above, the employee will be entitled to a pro rata portion of the bonus for the year employment was terminated payable at the time bonuses are generally paid and the employee will be entitled to salary and benefit continuation for two years following termination. The severance agreement contains confidentiality obligations that survive indefinitely and non-solicitation and non-compete obligations that end on the second anniversary of the date employment ceased.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

We do not maintain a formal compensation committee. Stephen M. Dyott sets compensation in conjunction with the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 31, 2005, concerning the persons having beneficial ownership of more than five percent of the capital stock of Holdings and the beneficial ownership thereof by each director and Named Executive Officer of Holdings and by all directors and executive officers of Holdings as a group. Each holder below has sole voting power and sole investment power over the shares designated below.

	Shares of
	Holdings Common
Name	Stock	Percent of Class
Morgan Stanley Capital Partners III, L.P. MSCP 892 Investors, L.P. c/o Metalmark Capital LLC 1177 Avenue of the Americas New York, NY 10036	22,497.9	14.1

Morgan Stanley Capital Investors, L.P. The Morgan Stanley Leveraged Equity Fund II, L.P. 1585 Broadway New York, NY 10036	835.1 59,450.0	0.5 37.1

First Plaza Group Trust c/o Mellon Bank, N.A. 1 Mellon Bank Center Pittsburgh, PA 15258	17,000.0	10.6

Directors and Named Executive Officers:

Stephen M. Dyott	14,970.0	9.4

Stuart R. Reeve (a)	2,520.0	1.6

Kathleen A. DeKam (b)	1,809.0	1.1

Timothy M. Davis	3,618.0	2.3

Patrick W. Kellick (c)	2,259.0	1.4

Eric T. Fry	—	—

Michael C. Hoffman	—	—

Hwan-Yoon Chung	—	—

All directors and executive officers as a Group (8 persons, including Messrs. Dyott, Reeve, Davis and Kellick and Mme. DeKam) (d)	25,176.0	15.6

(a)	Includes 380.25 common stock options exercisable within 60 days.

(b)	Includes 402.25 common stock options exercisable within 60 days.

(c)	Includes 450.00 common stock options exercisable within 60 days.

(d)	Includes 1,232.50 common stock options exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship With Metalmark and Morgan Stanley

Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. (collectively, the “Morgan Stanley Funds”) hold approximately 52% of the outstanding shares of our common stock. The general partners of such limited partnerships are wholly owned subsidiaries of Morgan Stanley. Metalmark Capital LLC is an independent private equity firm established in 2004 by former principals of Morgan Stanley Capital Partners to manage Morgan Stanley Capital Partners’ private equity funds and to make private equity investments in a broad range of industries (“Metalmark”). An affiliate of Metalmark manages Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P. pursuant to a subadvisory agreement. In addition, under such subadvisory arrangement, Morgan Stanley Capital Investors, L.P. and The Morgan Stanley Leveraged Equity Fund II, L.P. are effectively obligated to vote or direct the vote and to dispose or direct the disposition of any or our shares owned directly by them on the same terms and conditions as are determined by Metalmark with respect to shares held by Morgan Stanley Capital Partners III, L.P. and MSCP III 892 Investors, L.P.

Morgan Stanley Senior Funding, Inc. received interest payments for the fiscal year ended March 31, 2004 based on its participation during the course of the year related to our old bank credit agreement. As part of the 2003 Refinancing, $4.9 million was paid to affiliates of Morgan Stanley for the services they performed in conjunction with the Revolving Credit Facility and the original private placement of the 10% Notes.

Stockholders’ Agreement

Holdings, the Morgan Stanley Funds and other stockholders of Holdings entered into an amended and restated stockholders’ agreement, dated as of August 14, 1995, as subsequently amended as of January 16, 1998. The stockholders’ agreement gives the Morgan Stanley Funds the right to designate a director of Holdings. The stockholders’ agreement contains rights of first refusal with regard to the issuance by Holdings of equity securities and sales by the stockholders of equity securities of Holdings owned by them, specified tag along and drag along provisions and registration rights. The stockholders’ agreement also restricts our ability to enter into affiliate transactions unless the transaction is fair and reasonable, with terms no less favorable to us than if the transaction was completed on an arm’s length basis.

Tax Sharing Agreement

Holdings and Graphics are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (a) Graphics’ U. S. federal tax liability computed on a stand-alone basis and (b) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income tax equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.

Transactions With Management and Others

In conjunction with the 2003 Refinancing (see note 7 to our consolidated financial statements appearing elsewhere in this Report), we repurchased and currently retired all 5,223 outstanding shares of preferred stock of Holdings. Of the total number of shares repurchased and retired, approximately 23 shares belonged to Stephen M. Dyott and were repurchased for approximately $0.2 million. This resulted in a loss to Mr. Dyott, as he originally purchased the shares for approximately $0.3 million.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the fiscal years ended March 31, 2005 and March 31, 2004 and fees billed for other services rendered by Ernst & Young LLP during those periods. The fees for the annual audit and quarterly reviews reflect the fees for the year on an accrual/estimated basis as required by the Securities and Exchange Commission disclosure rules. Otherwise, the amounts reported reflect actual fees invoiced during the Company’s fiscal year.

	Fiscal Year Ended March 31,
	2005	2004
	(in thousands)
Audit fees (a)	$406	520
Audit-related fees (b)	75	165
Tax fees (c)	121	53
All other fees	—	—

Total fees	$602	738

(a)	Audit fees consist of fees for professional services related to the audit of our consolidated financial statements, review of financial statements included in our quarterly reports, comfort letters and other services related to SEC matters, as well as services that are normally provided by the independent auditor in connection with statutory filings or engagements.

(b)	Audit-related fees consist primarily of fees for professional services related to assistance with our internal control reviews, documentation of our policies and procedures and employee pension and benefit plan audits.

(c)	Tax fees include the review of federal, state, local and Canadian tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings and developments.

Board of Directors Pre-Approval Policies

The Board of Directors has established pre-approval policies and procedures pursuant to which all audit and auditor provided non-audit engagement fees and terms must be approved. Pre-approval is generally provided for up to one year and is detailed as to the particular service or category of services. The Board of Directors is also responsible for considering, to the extent applicable, whether the independent auditor’s provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors.

All services provided by Ernst & Young LLP in the fiscal year ended March 31, 2005 were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

Reports of Independent Registered Public Accounting Firm

	1 and 2.	Financial Statements: The following Consolidated Financial Statements of Holdings are included in Part II, Item 8:

Consolidated balance sheets — March 31, 2005 and 2004

For the Years Ended March 31, 2005, 2004 and 2003:

Consolidated statements of operations
Consolidated statements of stockholders’ deficit
Consolidated statements of cash flows

Notes to Consolidated Financial Statements

Financial Statement Schedules: The following financial statement schedules of Holdings are filed as a part of this Report.

	Schedules	Page No.
I.	Condensed Financial Information of Registrant:
	Condensed Financial Statements (parent company only) for the years ended March 31, 2005, 2004 and 2003 and as of March 31, 2005 and 2004	82

II.	Valuation and qualifying accounts	89

Schedules not listed above have been omitted because they are not applicable or are not required, or the information required to be set-forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits: The exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of this Report.

Exhibit No.	Description
3.1	Certificate of Incorporation of Graphics, as amended to date*

3.2	By-laws of Graphics, as amended to date*

3.3	Restated Certificate of Incorporation of Holdings, as amended to date*

3.4	By-laws of Holdings, as amended to date*

10.1	Amended and Restated Credit Agreement dated as of May 5, 2005, among Graphics and Holdings; with Banc of America Securities as Sole Lead Arranger and Bank of America, N.A., as Administrative Agent, and certain lenders####

10.2	Employment Agreement, dated as of October 19, 1998, between Graphics and Stephen M. Dyott***

10.3	Severance Letter, dated August 1, 1999, between Graphics and Stuart Reeve***

10.4	Severance Letter, dated October 3, 1996, between Graphics and Patrick Kellick****

10.4 (a)	Amendment to Severance Letter, dated August 30, 2004 between Graphics and Patrick Kellick *****

10.5	Severance Letter, dated July 15, 1998, between Graphics and Timothy M. Davis †

10.6	Severance Letter, dated November 19, 2000, between Graphics and Kathleen A. DeKam

10.7	Amended and Restated Stockholders’ Agreement, dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II, L.P., Morgan Stanley Capital Partners III, L.P. and the additional parties named therein**

Exhibit No.	Description
10.7(a)	Amendment No. 1, dated January 16, 1998, to Amended and Restated Stockholders’ Agreement dated as of August 14, 1995, among Holdings, the Morgan Stanley Leveraged Equity Fund II,L.P., Morgan Stanley Capital Partners III, L.P., and the additional parties named herein††††

10.8	Stock Option Plan of Holdings††

10.10	Holdings Common Stock Option Plan††††

10.12	Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders#

10.12(a)	First Amendment to Credit Agreement dated as of February 9, 2004 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N. A., as Administrative Agent, Collateral Agent and as a Lender; Morgan Stanley Senior Funding, Inc., as Documentation Agent; GECC Capital Markets Group Inc., as Syndication Agent; and the financial institutions named therein as Lenders###

10.12(b)	Second Amendment to Credit Agreement dated as of February 11, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders†††

10.12(c)	Third Amendment to Credit Agreement dated as of April 7, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital Markets Group, Inc. as Syndication Agent; and the financial institutions named therein as Lenders

10.13	Indenture (including the form of the 10% Notes) dated as of July 3, 2003, among Graphics, Holdings and The Bank of New York#

10.14	Purchase Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC, as Initial Purchasers##

10.15	Registration Rights Agreement dated June 19, 2003, among Graphics, Holdings and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Credit Suisse First Boston LLC##

10.16	Intercreditor Agreement dated July 3, 2003, by and among Bank of America, N.A., The Bank of New York and Graphics##

10.17	Security Agreement dated July 3, 2003, among Graphics, Holdings and the Bank of New York##

10.18	Pledge Agreement dated July 3, 2003, by Graphics and Holdings in favor of The Bank of New York, as Trustee##

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference from Amendment No. 2 to Form S-1 filed on October 4, 1993 — Registration number 33-65702.

†	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 – Commission file number 33-97090.

#	Incorporated by reference from Post Effective Amendment No. 9 to Form S-1 filed on July 16, 2003 – Commission file number 33-97090.

##	Incorporated by reference from Form S-4 filed on November 6, 2003 – Registration number 33-97090.

**	Incorporated by reference from Form S-4 filed on September 19, 1995 – Registration number 33-97090.

††	Incorporated by reference from Amendment No. 2 to Form S-4 filed on November 22, 1995 — Registration number 33-97090.

***	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2000 - Commission file number 33-97090.

†††	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 – Commission file number 33-97090.

###	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 – Commission file number 33-97090.

****	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 – Commission file number 33-97090.

††††	Incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended March 31, 1998 – Commission file number 33-97090.

####	Incorporated by reference from the Form 8-K filed May 6, 2005 – Commission file number 33-97090.

*****	Incorporated by reference from the Form 8-K filed September 1, 2004 – Commission file number 33-97090.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Balance Sheets
(Dollars in thousands except par values)

	March 31,
	2005	2004
Assets
Current assets:
Receivable from subsidiary	$1,299	1,199
Income taxes receivable	—	—

Total assets	$1,299	1,199

Liabilities and Stockholder’s Deficit
Liabilities of subsidiary in excess of assets	$214,003	189,938
Income taxes payable	36	36

Total liabilities	214,039	189,974

Commitments and contingencies
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 160,067 shares issued and outstanding at March 31, 2005 and 2004	2	2
Additional paid-in capital	2,203	2,103
Accumulated deficit	(195,183)	(169,516)
Other accumulated comprehensive loss, net of tax	(19,762)	(21,364)

Total stockholders’ deficit	(212,740)	(188,775)

Total liabilities and stockholders’ deficit	$1,299	1,199

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Operations
(In thousands)

	Year ended March 31,
	2005	2004	2003
Equity in loss of subsidiary	$25,667	28,841	315

Net loss	$25,667	28,841	315

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

Year ended March 31,
	2005	2004	2003
Cash flows from operating activities	$—	—	—
Cash flows from investing activities	—	—	—
Cash flows from financing activities	—	—	—

Net change in cash	$—	—	—

See accompanying notes to condensed financial statements.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements

Description of ACG Holdings, Inc.

Our Company was formed in April 1989 under the name GBP Holdings, Inc. to effect the purchase of all the capital stock of GBP Industries, Inc. from its stockholders in a leveraged buyout transaction. In October 1989, GBP Holdings, Inc. changed its name to Sullivan Holdings, Inc. and GBP Industries, Inc. changed its name to Sullivan Graphics, Inc. Effective June 1993, Sullivan Holdings, Inc. changed its name to Sullivan Communications, Inc. Effective July 1997, Sullivan Communications, Inc. changed its name to ACG Holdings, Inc. (“Holdings”) and Sullivan Graphics, Inc. changed its name to American Color Graphics, Inc. (“Graphics”).

Holdings has no operations or significant assets other than its investment in Graphics. Holdings is dependent upon distributions from Graphics to fund its obligations. Under the terms of its debt agreements at March 31, 2005, Graphics’ ability to pay dividends or lend to Holdings is either restricted or prohibited, except that Graphics may pay specified amounts to Holdings to fund the payment of Holdings’ obligations pursuant to a tax sharing agreement (see note 5).

On April 8, 1993 (the “Acquisition Date”), pursuant to an Agreement and Plan of Merger dated as of March 12, 1993, as amended (the “Merger Agreement”), between Holdings and SGI Acquisition Corp. (“Acquisition Corp.”), Acquisition Corp. was merged with and into Holdings (the “Acquisition”). Acquisition Corp. was formed by The Morgan Stanley Leveraged Equity Fund II, L.P., certain institutional investors, and certain members of management (the “Purchasing Group”) for the purpose of acquiring a majority interest in Holdings. Acquisition Corp. acquired a substantial and controlling majority interest in Holdings in exchange for $40 million in cash. In the Acquisition, Holdings continued as the surviving corporation and the separate corporate existence of Acquisition Corp. was terminated.

1.	Basis of Presentation

The accompanying condensed financial statements (parent company only) include the accounts of Holdings and its investments in Graphics accounted for in accordance with the equity method, and do not present the financial statements of Holdings and its subsidiary on a consolidated basis. These parent company only financial statements should be read in conjunction with ACG Holdings, Inc. consolidated financial statements. The Acquisition was accounted for under the purchase method of accounting applying the provisions of Accounting Principles Board Opinion No. 16 (“APB 16”).

2.	Guarantees

As set forth in ACG Holdings, Inc. consolidated financial statements, a substantial portion of Graphics’ long-term obligations has been guaranteed by Holdings.

Holdings has guaranteed Graphics’ indebtedness under the Revolving Credit Facility, which guarantee is secured by a pledge of all of Graphics’ stock. Borrowings under the Revolving Credit Facility are secured by substantially all assets of Graphics. Holdings is restricted under its guarantee of the Revolving Credit Facility from, among other things, entering into mergers, acquisitions, incurring additional debt, or paying cash dividends.

On July 3, 2003, Graphics issued $280 million of 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) bearing interest at 10% and maturing June 15, 2010. The 10% Notes are fully and unconditionally guaranteed on a senior basis by Holdings, and by all future domestic subsidiaries of Graphics.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements

3.	Dividends from Subsidiaries and Investees

No cash dividends were paid to Holdings from any consolidated subsidiaries, unconsolidated subsidiaries or investees accounted for by the equity method during the periods reflected in these condensed financial statements.

4.	Tax Sharing Agreement

Holdings and Graphics (collectively the “Company”) are parties to an amended and restated tax sharing agreement effective July 27, 1989. Under the terms of the agreement, Graphics (whose income is consolidated with that of Holdings for U. S. federal income tax purposes) is liable to Holdings for amounts representing U. S. federal income taxes calculated on a “stand-alone basis”. Each year Graphics pays to Holdings the lesser of (i) Graphics’ U. S. federal tax liability computed on a stand-alone basis and (ii) its allocable share of the U. S. federal tax liability of the consolidated group. Accordingly, Holdings is not currently reimbursed for the separate tax liability of Graphics to the extent Holdings’ losses reduce the consolidated tax liability. Reimbursement for the use of such Holdings’ losses will occur when the losses may be used to offset Holdings’ income computed on a stand-alone basis. Graphics has also agreed to reimburse Holdings in the event of any adjustment (including interest or penalties) to consolidated income tax returns based upon Graphics’ obligations with respect thereto. No reimbursement obligation currently exists between Graphics and Holdings. Also under the terms of the tax sharing agreement, Holdings has agreed to reimburse Graphics for refundable U. S. federal income taxes equal to an amount which would be refundable to Graphics had Graphics filed separate U. S. federal income tax returns for all years under the agreement. Graphics and Holdings have also agreed to treat foreign, state and local income and franchise taxes for which there is consolidated or combined reporting in a manner consistent with the treatment of U. S. federal income taxes as described above.

5.	Refinancing Transaction

On July 3, 2003, the Company sold $280 million aggregate principal amount of its 10% Notes as part of a recapitalization involving Graphics, Holdings and certain affiliates of the Company and also entered into a $70 million senior secured revolving credit facility maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”), (collectively the “2003 Refinancing”). Graphics repaid substantially all existing indebtedness (excluding capital leases) through:

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

In addition, the Company repurchased, and concurrently retired, all 5,223 outstanding shares of preferred stock of Holdings, and canceled all outstanding options to purchase shares of the preferred stock of Holdings held by certain key officers, for an aggregate purchase price of $56.9 million. The canceled options would have been exercisable for 582 shares of preferred stock of Holdings.

The 10% Notes mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes are redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ACG HOLDINGS, INC.
Parent Company Only
Notes to Condensed Financial Statements

In addition, before June 15, 2006, Graphics may redeem up to 35% of the aggregate principal amount of the 10% Notes with the proceeds of sales of certain kinds of capital stock at 110% of its principal amount, plus accrued interest to the redemption date. Graphics may make such redemption only if, after any such redemption, at least $150 million aggregate principal amount of the 10% Notes remains outstanding.

The Revolving Credit Facility provides for maximum borrowings of $70 million, including a letter of credit sub-facility of up to $40 million. Borrowings under this facility, as amended, are subject to a borrowing base limitation based on certain percentages of eligible accounts receivable, eligible inventory and the appraised value of eligible machinery and equipment and real estate, subject to certain limitations. The borrowing base arrangement includes a provision whereby proceeds from collection of substantially all of the Company’s accounts receivable are deposited into bank accounts which are applied daily toward repayment of borrowings outstanding, if any, under the Revolving Credit Facility. At March 31, 2005, the Company had borrowings outstanding under the Revolving Credit Facility totaling $16.0 million and had letters of credit outstanding of approximately $28.2 million. The Company had additional borrowing availability of approximately $25.6 million.

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

On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Revolving Credit Facility and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:

•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).

Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.

Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity and incurrence of indebtedness.

Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.

The 2005 Credit Agreement requires satisfaction of certain leverage ratio requirements. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things: make investments or dispositions, pay dividends and other distributions, incur liens, incur additional indebtedness, make capital expenditures, enter into transactions with affiliates, issue stock of subsidiaries, enter into agreements that contain restrictions affecting subsidiaries and consummate mergers and acquisitions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
ACG HOLDINGS, INC.

	Balance at					Balance at End of
	Beginning of Period	Expense / (Income)	Write-offs	Other Adjustments		Period
	(in thousands)
Fiscal Year ended March 31, 2005
Allowance for doubtful accounts	$2,853	257	(1,327)	—		1,783
Reserve for inventory obsolescence	$285	114	(132)	—		267
Income tax valuation allowance	$45,185	—	—	9,587	(a)	54,772
Fiscal Year ended March 31, 2004
Allowance for doubtful accounts	$2,524	998	(689)	20		$2,853
Reserve for inventory obsolescence	$385	(20)	(80)	—		$285
Income tax valuation allowance	$26,815	12,800 (b)	—	5,570	(a)	$45,185
Fiscal Year ended March 31, 2003
Allowance for doubtful accounts	$2,537	873	(886)	—		$2,524
Reserve for inventory obsolescence	$390	(1)	(4)	—		$385
Income tax valuation allowance	$23,346	—	—	3,469	(c)	$26,815

(a)	The increase in the valuation allowance relates to current year losses for which no tax benefit has been recorded, partially offset by a decrease in deferred tax assets related to the minimum pension liability.

(b)	The increase in the valuation allowance relates to a reduction in projected future use of deferred tax assets.

(c)	The increase in the valuation allowance primarily relates to an increase in deferred tax assets resulting from an increase in the minimum pension liability, partially offset by a decrease in other temporary differences generating deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

ACG Holdings, Inc.

American Color Graphics, Inc.

/s/ Stephen M. Dyott	Date
June 28, 2005

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

Signature	Title	Date

/s/ Patrick W. Kellick	Senior Vice President	June 28, 2005

(Patrick W. Kellick)	Chief Financial Officer
and Assistant Secretary

/s/ Michael C. Hoffman	Director	June 28, 2005

(Michael C. Hoffman)

/s/ Eric T. Fry	Director	June 28, 2005

(Eric T. Fry)

/s/ Hwan-Yoon Chung	Director	June 28, 2005

(Hwan-Yoon Chung)

ACG HOLDINGS, INC.

Annual Report on Form 10-K
Fiscal Year Ended March 31, 2005

Index to Exhibits

Exhibit No.	Description
10.6	Severance Letter, dated November 19, 2000, between Graphics and Kathleen A. DeKam

10.12 (c)	Third Amendment to Credit Agreement dated as of April 7, 2005 to Credit Agreement dated as of July 3, 2003, among Graphics; Bank of America, N.A., as Administrative Agent, Collateral Agent and as a Lender; GECC Capital markets Group, Inc., as Syndication Agent; and the financial institutions named therein as Lenders

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350