Form 10-Q
period 2005-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2006-02-13
CIK 856710, 856709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
ACG Holdings, Inc. has 158,205 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2006 (all of which are privately owned and not traded on a public market).

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of December 31, 2005 and March 31, 2005	3

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2005 and 2004	5

	Condensed Consolidated Statements of Operations for the Nine Months Ended December 31, 2005 and 2004	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2005 and 2004	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	30

Item 6.	Exhibits.	30

	SIGNATURES	31

	EXHIBIT INDEX	32
EX-10.9 COMMON STOCK OPTION AGREEMENT FORM
EX-10.11 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.19 EXECUTIVE INCENTIVE COMPENSATION PROGRAM
EX-12.1 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO AND CFO CERTIFICATION

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2005	March 31, 2005
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,598 and $1,783 at December 31, 2005 and March 31, 2005, respectively	47,302	46,992
Income tax receivable	—	78
Other	4,639	3,420

Total receivables	51,941	50,490

Inventories	9,442	10,447
Deferred income taxes	2,235	2,235
Prepaid expenses and other current assets	4,373	5,192
Assets held for sale	—	8,112

Total current assets	67,991	76,476

Property, plant and equipment	290,233	287,095
Less accumulated depreciation	(200,613)	(189,626)

Net property, plant and equipment	89,620	97,469

Excess of cost over net assets acquired	66,548	66,548

Other assets	20,359	18,405

Total assets	$244,518	258,898

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	December 31, 2005	March 31, 2005
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current installments of capitalized leases	$3,651	3,631
Obligations under capital leases held for sale	—	1,036
Trade accounts payable	36,581	40,365
Accrued expenses	33,164	42,104
Income tax payable	120	—

Total current liabilities	73,516	87,136

Long-term debt and capitalized leases, excluding current installments	321,516	305,284
Deferred income taxes	4,726	8,148
Other liabilities	61,795	71,070

Total liabilities	461,553	471,638

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 shares and 160,067 shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	2	2
Additional paid-in capital	2,031	2,203
Accumulated deficit	(199,519)	(195,183)
Other accumulated comprehensive loss, net of tax	(19,549)	(19,762)

Total stockholders’ deficit	(217,035)	(212,740)

Total liabilities and stockholders’ deficit	$244,518	258,898

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004
Sales	$118,724	123,652
Cost of sales	103,813	110,260

Gross profit	14,911	13,392

Selling, general and administrative expenses	7,119	7,642

Restructuring costs (benefit)	(502)	—

Operating income	8,294	5,750

Other expense (income):
Interest expense	9,473	8,560
Interest income	(14)	(35)
Other, net	7	(16)

Total other expense	9,466	8,509

Loss before income taxes	(1,172)	(2,759)

Income tax expense (benefit):
Current	121	81
Deferred	(3,545)	(554)

Total income tax benefit	(3,424)	(473)

Net income (loss)	$2,252	(2,286)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Sales	$332,454	341,107
Cost of sales	293,117	304,229

Gross profit	39,337	36,878

Selling, general and administrative expenses	19,113	21,095

Restructuring costs (benefit)	(502)	—

Operating income	20,726	15,783

Other expense (income):
Interest expense	28,036	25,417
Interest income	(77)	(35)
Other, net	489	(164)

Total other expense	28,448	25,218

Loss before income taxes	(7,722)	(9,435)

Income tax expense (benefit):
Current	208	(875)
Deferred	(3,594)	(623)

Total income tax benefit	(3,386)	(1,498)

Net loss	$(4,336)	(7,937)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows provided (used) by operating activities:

Net loss	$(4,336)	(7,937)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	14,397	17,099
Amortization of other assets	215	358
Amortization of deferred financing costs	2,242	1,847
Deferred income tax benefit	(3,594)	(623)
Increase in working capital and other	(21,019)	(23,149)

Net cash used by operating activities	(12,095)	(12,405)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(6,475)	(4,521)
Proceeds from sale of property, plant and equipment held for sale (note 3)	6,877	—
Proceeds from other sales of property, plant and equipment	213	170
Other	(184)	(350)

Net cash provided (used) by investing activities	431	(4,701)

Cash flows provided (used) by financing activities:

Proceeds from 2005 term loan facility (note 4)	35,000	—
Net increase (decrease) in revolver borrowings	(16,000)	20,752
Repayment and buyout of capital lease obligations	(3,784)	(3,094)
Payment of deferred financing costs	(3,526)	(468)

Net cash provided by financing activities	11,690	17,190

Effect of exchange rates on cash	(26)	(84)

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

Non-cash investing activity:

Equipment purchases under capital leases	$—	31

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2005.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Inventories
The components of inventories are as follows (in thousands):

	December 31,	March 31,
	2005	2005
Paper	$7,481	8,503
Ink	166	171
Supplies and other	1,795	1,773

Total inventories	$9,442	10,447

3. Assets and Liabilities Held For Sale
At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California print facility, resulting in the write-off of certain assets totaling approximately $0.5 million. In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $6.9 million for property, plant and equipment, $1.1 million for other assets and $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company wrote down the assets held for sale to fair value,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulting in a $0.7 million impairment charge, in the quarter ended March 31, 2005. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. As a result, the Company recorded no gain or loss on this transaction in the three or nine months ended December 31, 2005.
4. May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of a:
•	$55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	$35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, issuance of equity and incurrence of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to the Company or Holdings from its subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at December 31, 2005.
As of April 30, 2005, the Company had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in Emerging Issues Task Force Issue 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”).
At December 31, 2005, the Company had no borrowings outstanding under the 2005 Revolving Credit Facility and had letters of credit outstanding of approximately $26.0 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $29.0 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
5. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive income (loss) for the three and nine months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss)	$2,252	(2,286)	(4,336)	(7,937)

Foreign currency translation adjustment, net of tax	96	137	213	526

Total comprehensive income (loss)	$2,348	(2,149)	(4,123)	(7,411)

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
The Company recorded an income tax benefit of $3.4 million for both the three and nine month periods ended December 31, 2005, compared to an income tax benefit of $0.5 million and $1.5 million, respectively, for the three and nine months ended December 31, 2004.
The income tax benefit for both the three and nine months ended December 31, 2005 primarily relates to an adjustment of $3.6 million to reflect a change in estimate with respect to the Company’s income tax liability. The adjustment, recorded in the three months ended December 31, 2005, arose from events that changed the Company’s probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities. Income tax benefit from U.S. losses during the three and nine months ended December 31, 2005 was primarily offset by an increase in the valuation allowance.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The income tax benefit in the three months ended December 31, 2004 primarily relates to an adjustment of $0.4 million to reflect a change in estimate with respect to the Company’s income tax liability. The income tax benefit in the nine months ended December 31, 2004 relates primarily to tax benefit in foreign jurisdictions and to the $0.4 million adjustment to reflect a change in estimate with respect to the Company’s income tax liability recorded in the three months ended December 31, 2004. Income tax benefit from U.S. losses in the three and nine months ended December 31, 2004 was primarily offset by an increase in the valuation allowance.
7. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost	$123	118	8	(3)

Interest cost	1,107	1,065	50	(33)

Expected return on plan assets	(1,065)	(878)	—	—

Amortization of prior service cost	—	—	(55)	(56)

Amortization of unrecognized loss	508	506	—	—

Recognized net actuarial gain	—	—	10	(10)

Net periodic benefit cost	$673	811	13	(102)

	Nine months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Service cost	$357	353	33	20

Interest cost	3,346	3,186	170	101

Expected return on plan assets	(3,196)	(2,633)	—	—

Amortization of prior service cost	—	—	(166)	(167)

Amortization of unrecognized loss	1,511	1,517	—	—

Recognized net actuarial gain	—	—	1	(31)

Net periodic benefit cost	$2,018	2,423	38	(77)

8. Commitments and Contingencies
The Company has an employment agreement with one of its principal officers. The agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at December 31, 2005, excluding bonuses, is approximately $1.7 million.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at December 31, 2005 is $46.7 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.
Graphics, together with over 300 other persons, has been designated by the U.S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs have agreed in writing that Graphics’ share of removal costs is approximately 0.583%; therefore, Graphics believes that its share of the anticipated remediation costs at such site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at December 31, 2005. The Company believes this amount is adequate to cover such liabilities.
The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s condensed consolidated financial statements as a whole.
9. Restructuring Costs
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2005 (in thousands):

	03/31/05		12/31/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$195	(155)	40
Lease termination costs	1,271	(378)	893
Other costs	15	—	15

	$1,481	(533)	948

As of December 31, 2005 the Company believes the restructuring reserve of approximately $0.9 million is adequate. The Company anticipates that $0.1 million of these costs will be paid during the fiscal year ending March 31, 2006 and $0.2 million will be paid during each of the fiscal years ending March 31, 2007 through March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Pittsburg Facility Closure Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The reduction of the restructuring reserve was classified within restructuring costs (benefit) in the condensed consolidated statements of operations for the quarter ended December 31, 2005.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2005 (in thousands):

	03/31/05			12/31/05
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$1,329	(497)	(802)	30
Lease termination costs	774	(57)	—	717
Other costs	37	(11)	—	26

	$2,140	(565)	(802)	773

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the fiscal year ended March 31, 2005, $1.0 million of these costs were paid. As of December 31, 2005 the Company believes the restructuring reserve of approximately $0.8 million is adequate. The Company anticipates that $0.4 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.4 million will be paid during the fiscal year ending March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2005 (in thousands):

	03/31/05		12/31/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$3,208	(1,682)	1,526
Other costs	249	(22)	227

	$3,457	(1,704)	1,753

During the fiscal year ended March 31, 2005, $0.3 million of these costs were paid. As of December 31, 2005 the Company believes the restructuring reserve of approximately $1.8 million is adequate. The Company anticipates that $0.4 million of these costs will be paid during the fiscal year ending March 31, 2006, $1.1 million will be paid during the fiscal year ending March 31, 2007 and the remaining $0.3 million will be paid during the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.7 million in the quarter ended March 31, 2005. This reduction was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2005 (in thousands):

	03/31/05			12/31/05
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$813	(377)	(104)	332
Other costs	77	(61)	104	120

	$890	(438)	—	452

During the fiscal years ended March 31, 2005 and 2004, $2.3 million and $1.8 million of these costs were paid, respectively. As of December 31, 2005, the Company believes the restructuring reserve of approximately $0.5 million is adequate. The Company anticipates that $0.1 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.4 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2005 (in thousands):

	03/31/05		12/31/05
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$ 430	(234)	196
During each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of December 31, 2005, the Company believes the restructuring reserve of approximately $0.2 million is adequate. The Company anticipates that approximately $0.1 million of these costs will be paid during the fiscal year ending March 31, 2006 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

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
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs including primarily legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.3 million of restructuring charges related to this plan in the quarter ended December 31, 2005, $0.7 million in the quarter ended March 31, 2005 and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to future lease commitments and were classified within restructuring costs (benefit) in the condensed consolidated statements of operations for the quarter ended December 31, 2005, in the consolidated statements of operations for the fiscal years ended March 31, 2005 and 2004 and the condensed consolidated statements of operations for the quarter ended September 30, 2003.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2005 (in thousands):

	03/31/05			12/31/05
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$ 1,524	(315)	300	1,509
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During the fiscal years ended March 31, 2005 and March 31, 2004, $0.5 million and $0.9 million of these costs were paid, respectively, and in the fiscal years ended March 31, 2003 and March 31, 2002, $3.4 million of these costs were paid in each year. As of December 31, 2005, the Company believes the restructuring reserve of approximately $1.5 million is adequate. The Company anticipates that approximately $0.1 million of these costs will be paid during the fiscal year ending March 31, 2006, $0.4 million will be paid in each of the fiscal years ending March 31, 2007 and 2008 and $0.2 million will be paid in each of the fiscal years ending March 31, 2009 through 2011. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

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
The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other publications. The Company’s premedia services business assists customers in the capture, manipulation, storage, transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.
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

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2005
Sales	$291,219	41,235	—	332,454

EBITDA	$28,587	8,730	(2,468)	34,849

Depreciation and amortization	(12,635)	(1,977)	—	(14,612)
Interest expense	—	—	(28,036)	(28,036)
Interest income	—	—	77	77
Income tax benefit	—	—	3,386	3,386

Net income (loss)	$15,952	6,753	(27,041)	(4,336)

Total assets	$214,966	15,117	14,435	244,518
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$5,576	899	—	6,475

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2004
Sales	$298,705	42,402	—	341,107

EBITDA	$25,901	9,796	(2,293)	33,404

Depreciation and amortization	(15,061)	(2,396)	—	(17,457)
Interest expense	—	—	(25,417)	(25,417)
Interest income	—	—	35	35
Income tax benefit	—	—	1,498	1,498

Net income (loss)	$10,840	7,400	(26,177)	(7,937)

Total assets	$238,139	16,341	13,628	268,108
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$3,367	1,185	—	4,552

Three Months Ended December 31, 2005
Sales	$105,006	13,718	—	118,724

EBITDA	$11,149	2,711	(822)	13,038

Depreciation and amortization	(4,126)	(625)	—	(4,751)
Interest expense	—	—	(9,473)	(9,473)
Interest income	—	—	14	14
Income tax benefit	—	—	3,424	3,424

Net income (loss)	$7,023	2,086	(6,857)	2,252

Total assets	$214,966	15,117	14,435	244,518
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,777	386	—	2,163

Three Months Ended December 31, 2004
Sales	$109,057	14,595	—	123,652

EBITDA	$9,015	3,274	(734)	11,555

Depreciation and amortization	(4,976)	(813)	—	(5,789)
Interest expense	—	—	(8,560)	(8,560)
Interest income	—	—	35	35
Income tax benefit	—	—	473	473

Net income (loss)	$4,039	2,461	(8,786)	(2,286)

Total assets	$238,139	16,341	13,628	268,108
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$808	543	—	1,351

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Impact of Recently Issued Accounting Standards
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. The Company has no variable interest entities created after December 31, 2003. The adoption of FIN 46 as of April 1, 2005 has had no effect on the Company’s condensed consolidated financial statements as a whole.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Accounting for Stock-Based Compensation” (“SFAS 123R”). The Company accounts for share-based payments using the fair value based method described in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. The Company currently uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the nine months ended December 31, 2005 and 2004, as well as for the fiscal year ended March 31, 2005, the Company recognized no operating cash flows for such excess tax deductions. The Company does not anticipate the adoption of SFAS 123R will have a material impact on its condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of Holdings, together with its wholly-owned subsidiary, Graphics, including, but not limited to:
•	a failure to achieve expected cost reductions or to execute other key strategies;

•	fluctuations in the cost of paper, ink and other key raw materials;

•	changes in the advertising and print markets;

•	actions by our competitors, particularly with respect to pricing;

•	the financial condition of our customers;

•	downgrades of our credit ratings;

•	our financial condition and liquidity and our leverage and debt service obligations;

•	the general condition of the United States economy;

•	interest rate and foreign currency exchange rate fluctuations;

•	the level of capital resources required for our operations;

•	changes in the legal and regulatory environment;

•	the demand for our products and services; and

•	other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.
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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table summarizes our results of operations for the three months ended December 31, 2005 (the “2005 Three-Month Period”), the three months ended December 31, 2004 (the “2004 Three-Month Period”), the nine months ended December 31, 2005 (the “2005 Nine-Month Period”) and the nine months ended December 31, 2004 (the “2004 Nine-Month Period”):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales:
Print	$105,006	109,057	291,219	298,705
Premedia Services	13,718	14,595	41,235	42,402

Total	$118,724	123,652	332,454	341,107

Gross Profit:
Print	$11,098	9,118	27,816	24,718
Premedia Services	3,814	4,267	11,524	12,155
Other	(1)	7	(3)	5

Total	$14,911	13,392	39,337	36,878

Gross Margin:
Print	10.6%	8.4%	9.6%	8.3%
Premedia Services	27.8%	29.2%	27.9%	28.7%
Total	12.6%	10.8%	11.8%	10.8%

EBITDA:
Print	$11,149	9,015	28,587	25,901
Premedia Services	2,711	3,274	8,730	9,796
Other (a)	(822)	(734)	(2,468)	(2,293)

Total	$13,038	11,555	34,849	33,404

EBITDA Margin:
Print	10.6%	8.3%	9.8%	8.7%
Premedia Services	19.8%	22.4%	21.2%	23.1%
Total	11.0%	9.3%	10.5%	9.8%

(a) Other operations include corporate general and administrative expenses.
EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes the non-operating components of interest, taxes, depreciation and amortization from the managed operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense, depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) and the 2005 Revolving Credit Facility are based on, or include EBITDA, subject to certain adjustments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended December 31, 2005
EBITDA	$11,149	2,711	(822)	13,038

Depreciation and amortization	(4,126)	(625)	—	(4,751)
Interest expense, net	—	—	(9,459)	(9,459)
Income tax benefit	—	—	3,424	3,424

Net income (loss)	$7,023	2,086	(6,857)	2,252

Three Months Ended December 31, 2004
EBITDA	$9,015	3,274	(734)	11,555

Depreciation and amortization	(4,976)	(813)	—	(5,789)
Interest expense, net	—	—	(8,525)	(8,525)
Income tax benefit	—	—	473	473

Net income (loss)	$4,039	2,461	(8,786)	(2,286)

Nine Months Ended December 31, 2005
EBITDA	$28,587	8,730	(2,468)	34,849

Depreciation and amortization	(12,635)	(1,977)	—	(14,612)
Interest expense, net	—	—	(27,959)	(27,959)
Income tax benefit	—	—	3,386	3,386

Net income (loss)	$15,952	6,753	(27,041)	(4,336)

Nine Months Ended December 31, 2004
EBITDA	$25,901	9,796	(2,293)	33,404

Depreciation and amortization	(15,061)	(2,396)	—	(17,457)
Interest expense, net	—	—	(25,382)	(25,382)
Income tax benefit	—	—	1,498	1,498

Net income (loss)	$10,840	7,400	(26,177)	(7,937)

Print
Sales. In the 2005 Nine-Month Period, print sales decreased $7.5 million to $291.2 million from $298.7 million in the 2004 Nine-Month Period. The decrease in the 2005 Nine-Month Period includes the continued impact of competitive industry pricing and an increase in the level of customer supplied paper. These decreases were offset in part by increased paper prices and a slight increase in print production volume of approximately 1%. See “–Value Added Revenue and Print Impressions for the Print Segment” below.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
In the 2005 Three-Month Period, print sales decreased $4.1 million to $105.0 million from $109.1 million in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes the continued impact of competitive industry pricing and an increase in the level of customer supplied paper. These decreases were offset in part by increased paper prices and an increase in print production volume of approximately 3.0%. See “–Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2005 Nine-Month Period, print gross profit increased $3.1 million to $27.8 million from $24.7 million in the 2004 Nine-Month Period. In the 2005 Nine-Month Period, print gross margin increased to 9.6% from 8.3% in the 2004 Nine-Month Period. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities and increased print production volume. These increases were offset in part by the impact of competitive pricing pressures and increased utility costs. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
In the 2005 Three-Month Period, print gross profit increased $2.0 million to $11.1 million from $9.1 million in the 2004 Three-Month Period. In the 2005 Three-Month Period, print gross margin increased to 10.6% from 8.4% in the 2004 Three-Month Period. The increase in gross profit includes net benefits from productivity improvements and various cost reduction programs at our facilities and the impact of increased print production volume. These increases were offset in part by the impact of competitive pricing pressures and increased utility costs. The increase in gross margin includes these items and the impact of increases in the level of customer supplied paper, offset in part by increased paper prices reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2005 Nine-Month Period, print selling, general and administrative expenses decreased $2.0 million, or 14.4%, to $11.9 million, or 4.1% of print sales, from $13.9 million, or 4.7% of print sales, in the 2004 Nine-Month Period. The decrease in the 2005 Nine-Month Period includes net benefits associated with numerous cost containment initiatives in this area.
In the 2005 Three-Month Period, print selling, general and administrative expenses decreased $0.5 million, or 10.6%, to $4.5 million, or 4.3% of print sales, from $5.0 million, or 4.6% of print sales, in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes net benefits associated with numerous cost containment initiatives in this area.
Restructuring Costs (Benefit). Restructuring activities for both the 2005 Nine and Three-Month periods were a net benefit of $0.5 million. We reduced the restructuring reserve related to the Pittsburg Facility Closure Plan by $0.8 million as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction was offset in part by a $0.3 million increase in the Fiscal Year 2002 Restructuring Plan related to future lease commitments. We recorded no restructuring related activities in the 2004 Nine or Three-Month periods. See note 9 to our condensed consolidated financial statements appearing elsewhere in the Report for further detailed discussion.
Other Expense (Income). In the 2005 Nine-Month Period, print other expense (income) increased to expense of $0.5 million from income of less than $0.1 million in the 2004 Nine-Month Period. This was primarily due to $0.4 million of non-recurring costs related to the closure of the Pittsburg, California print facility, incurred

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
during the 2005 Nine-Month Period, which we were unable to accrue as part of restructuring costs in the fiscal year ended March 31, 2005.
In the 2005 Three-Month Period, print other expense (income) remained relatively unchanged at expense of $0.1 million from the 2004 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased to approximately $28.6 million in the 2005 Nine-Month Period from $25.9 million in the 2004 Nine-Month Period and increased to $11.1 million in the 2005 Three-Month Period from $9.0 million in the 2004 Three-Month Period.
Premedia Services
Sales. In the 2005 Nine-Month Period, premedia services’ sales decreased approximately $1.2 million to $41.2 million from $42.4 million in the 2004 Nine-Month Period. The decrease in the 2005 Nine-Month Period includes the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer. These decreases were offset in part by increased premedia production volume.
In the 2005 Three-Month Period, premedia services’ sales decreased approximately $0.9 million to $13.7 million from $14.6 million in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period includes the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
Gross Profit. In the 2005 Nine-Month Period, premedia services’ gross profit decreased $0.7 million to $11.5 million from $12.2 million in the 2004 Nine-Month Period. In the 2005 Nine-Month Period, premedia services’ gross margin decreased to 27.9% from 28.7% in the 2004 Nine-Month Period. The decreases in gross profit and gross margin include the impact of reduced sales, discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives.
In the 2005 Three-Month Period, premedia services’ gross profit decreased $0.5 million to $3.8 million from $4.3 million in the 2004 Three-Month Period. In the 2005 Three-Month Period, premedia services gross margin decreased to 27.8% from 29.2% in the 2004 Three-Month Period. The decreases in gross profit and gross margin include the impact of reduced sales, discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives.
Selling, General and Administrative Expenses. In the 2005 Nine-Month Period, premedia services’ selling, general and administrative expenses decreased $0.3 million, or 5.2%, to $4.6 million, or 11.3% of premedia services’ sales, from $4.9 million, or 11.6% of premedia services’ sales in the 2004 Nine-Month Period. The decrease in the 2005 Nine-Month Period is primarily attributable to decreased selling expenses.
In the 2005 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.2 million, or 8.1%, to $1.7 million, or 12.4% of premedia services’ sales, from $1.9 million, or approximately 12.7% of premedia services’ sales, in the 2004 Three-Month Period. The decrease in the 2005 Three-Month Period is primarily attributable to decreased selling expenses.
Other Expense (Income). In the 2005 Nine-Month Period, premedia services’ other expense (income) increased to expense of $0.1 million from income of $0.1 million in the 2004 Nine-Month Period. In the 2005 Three-Month Period, premedia services’ other expense (income) increased to expense of less than $0.1 million from income of less than $0.1 million in the 2004 Three-Month Period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $8.7 million in the 2005 Nine-Month Period from $9.8 million in the 2004 Nine-Month Period and decreased to $2.7 million in the 2005 Three-Month Period from $3.3 million in the 2004 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2005 Nine-Month Period, EBITDA from other operations increased to a loss of $2.5 million from a loss of $2.3 million in the 2004 Nine-Month Period. In the 2005 Three-Month Period, EBITDA from other operations increased to an EBITDA loss of $0.8 million from a loss of $0.7 million in the 2004 Three-Month Period.
Interest Expense, Net
In the 2005 Nine-Month Period, interest expense, net increased to $28.0 million from $25.4 million in the 2004 Nine-Month Period. In the 2005 Three-Month Period, interest expense, net increased to $9.5 million from $8.5 million in the 2004 Three-Month Period. The increases in both the 2005 Nine-Month Period and the 2005 Three-Month Period were the result of both higher levels of indebtedness and increased borrowing costs.
Income Tax Expense (Benefit)
In the 2005 Nine-Month Period, income tax benefit increased to benefit of $3.4 million from benefit of $1.5 million in the 2004 Nine-Month Period. In the 2005 Three-Month Period, income tax benefit increased to $3.4 million from benefit of $0.5 million in the 2004 Three-Month Period.
The income tax benefit in the 2005 Nine and Three-Month Periods primarily relates to an adjustment of $3.6 million to reflect a change in estimate with respect to our income tax liability. The adjustment, recorded in the 2005 Three-Month Period, arose from events that changed our probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities. Income tax benefit from U.S. losses in the 2005 Nine and Three-Month Periods was primarily offset by an increase in the valuation allowance.
The income tax benefit recorded in the 2004 Nine-Month Period primarily relates to tax benefit in foreign jurisdictions and to an adjustment of $0.4 million to reflect a change in estimate with respect to our income tax liability. The income tax benefit recorded in the 2004 Three-Month Period primarily relates to an adjustment of $0.4 million to reflect a change in estimate with respect to our income tax liability. Income tax benefit from U.S. losses in the 2004 Nine and Three-Month Periods was primarily offset by an increase in the valuation allowance.
Net Income (Loss)
As a result of the factors discussed above, our net loss decreased to $4.3 million in the 2005 Nine-Month Period from a net loss of $7.9 million in the 2004 Nine-Month Period and in the 2005 Three-Month Period our net income (loss) improved to a net income of $2.3 million from a net loss of $2.3 million in the 2004 Three-Month Period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Liquidity and Capital Resources
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of the Revolving Credit Facility and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of a:
•	$55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	$35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, plus agreed upon margin levels. In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, issuance of equity and incurrence of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. In addition, Holdings has guaranteed all such indebtedness under the 2005 Credit Agreement, which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things:
•	change the nature of our business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to us or Holdings from our subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in EITF 98-14.
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility. At December 31, 2005, we had no borrowings outstanding under the 2005 Revolving Credit Facility and letters of credit outstanding of approximately $26.0 million. As a result, we had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $29.0 million.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other obligations. Payments due on existing capital lease obligations during the remainder of our fiscal year ending March 31, 2006 are approximately $0.9 million.
During the 2005 Nine-Month Period, we used net borrowings from bank financing activities of $19.0 million and $7.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$12.1 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report);

•	$6.5 million in cash capital expenditures; and

•	$7.3 million to service other indebtedness (including repayment and buy out of capital lease obligations of $3.8 million and payment of deferred financing fees of $3.5 million).
Our cash-on-hand of approximately $2.4 million is presented net of outstanding checks within trade accounts payable at December 31, 2005. Accordingly, cash is presented at a balance of $0 million in the December 31, 2005 condensed consolidated balance sheet.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.
At December 31, 2005, we had total indebtedness of $325.2 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, capital lease obligations of $10.2 million and $280.0 million of our 10% Notes. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement.
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
Value Added Revenue and Print Impressions for the Print Segment
We have included value-added revenue (“VAR”) information to provide a better understanding of sales activity within our print segment. VAR is a non-GAAP measure and is defined as sales less the cost of paper, ink and subcontract services. We generally pass the costs of paper, ink and subcontract services through to our customers. We have also included print impressions because we use this as an internal measure of production throughput. Although we believe print impressions to be indicative of overall production volume, total impressions may not be fully comparable period to period due to (1) differences in the type, performance and width of press equipment utilized and (2) product mix produced.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Print segment VAR (in thousands)	$49,444	49,520	139,129	143,127

Print segment impressions (in millions)	3,121	3,043	8,569	8,509

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(In thousands)
Print segment sales	$105,006	109,057	291,219	298,705
Paper, ink and subcontract services	(55,562)	(59,537)	(152,090)	(155,578)

Print segment VAR	$49,444	49,520	139,129	143,127

New Accounting Pronouncements
In January 2003, the FASB issued FIN 46, which was later revised in December 2003, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Historically, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46, as revised and interpreted, changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after December 31, 2003 and to existing entities created before December 31, 2003 in the first fiscal year beginning after December 15, 2004. We have no variable interest entities created after December 31, 2003. The adoption of FIN 46 as of April 1, 2005 has had no effect on our condensed consolidated financial statements as a whole.
In December 2004, the FASB issued SFAS 123R. We account for share-based payments using the fair value based method described in SFAS 123. The requirements of SFAS 123R generally are the same as SFAS 123, except that SFAS 123R provides significant additional guidance regarding the valuation of employee stock options. We currently use the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of SFAS 123R on April 1, 2006. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance. For the nine months ended December 31, 2005 and 2004, as well as for the fiscal year ended March 31, 2005, we recognized no operating cash flows for such excess tax deductions. We do not anticipate the adoption of SFAS 123R will have a material impact on our condensed consolidated financial statements as a whole.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K for the fiscal year ended March 31, 2005 except for the addition of the 2005 Term Loan Facility (see “–Liquidity and Capital Resources” above).

ACG HOLDINGS, INC.
PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At December 31, 2005, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $35.0 million, respectively. At March 31, 2005, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $16.0 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at December 31, 2005 was $231.0 million, or $84.0 million less than the carrying value, and at March 31, 2005 was $200.8 million, or $95.2 million less than the carrying value. At our December 31, 2005 and March 31, 2005 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.4 million at December 31, 2005 and approximately $0.2 million at March 31, 2005 on our variable rate debt.
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
Item 4. Controls and Procedures.
As of December 31, 2005 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes since March 31, 2005. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2005.
Item 6. Exhibits.

Exhibit No.	Description

10.9	Common Stock Option Agreement Form

10.11	Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan

10.19	Executive Incentive Compensation Program

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.
Date: February 13, 2006	By	/s/ Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer (Authorized Officer)

Date: February 13, 2006	By	/s/ Patrick W. Kellick
Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.9	Common Stock Option Agreement Form

10.11	Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan

10.19	Executive Incentive Compensation Program

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350