Form 10-Q
period 2006-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2006-08-14
CIK 856710, 856709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
ACG Holdings, Inc. has 158,205 shares outstanding of its Common Stock, $.01 Par Value, as of July 31, 2006 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,152 and $1,275 at June 30, 2006 and March 31, 2006, respectively	41,003	41,080
Other	3,201	3,463

Total receivables	44,204	44,543

Inventories	8,374	7,714
Deferred income taxes	1,409	1,409
Prepaid expenses and other current assets	5,033	4,733

Total current assets	59,020	58,399

Property, plant and equipment	291,728	287,270
Less accumulated depreciation	(205,097)	(199,504)

Net property, plant and equipment	86,631	87,766

Excess of cost over net assets acquired	66,548	66,548

Other assets	18,301	18,789

Total assets	$230,500	231,502

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	June 30, 2006	March 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current installments of capitalized leases	$3,999	3,731
Trade accounts payable	34,374	33,845
Accrued expenses	28,485	36,367
Income tax payable	188	160

Total current liabilities	67,046	74,103

Long-term debt and capitalized leases, excluding current installments	331,682	320,553
Deferred income taxes	3,476	3,866
Other liabilities	60,962	62,712

Total liabilities	463,166	461,234

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 shares issued and outstanding at June 30, 2006 and March 31, 2006	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(213,102)	(209,760)
Other accumulated comprehensive loss, net of tax	(21,604)	(22,012)

Total stockholders’ deficit	(232,666)	(229,732)

Total liabilities and stockholders’ deficit	$230,500	231,502

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	June 30, 2006
	2006	2005
Sales	$110,010	108,270
Cost of sales	97,864	95,620

Gross profit	12,146	12,650
Selling, general and administrative expenses	5,952	5,686

Operating income	6,194	6,964
Other expense (income):
Interest expense	9,605	9,077
Interest income	(11)	(53)
Other, net	227	191

Total other expense	9,821	9,215

Loss before income taxes	(3,627)	(2,251)

Income tax expense (benefit):
Current	195	147
Deferred	(480)	(8)

Total income tax expense (benefit)	(285)	139

Net loss	$(3,342)	(2,390)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash flows provided (used) by operating activities:

Net loss	$(3,342)	(2,390)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,633	4,905
Amortization of other assets	10	73
Amortization of deferred financing costs	765	730
Deferred income tax benefit	(480)	(8)
Decrease in working capital deficiency and other	(9,699)	(22,027)

Net cash used by operating activities	(8,113)	(18,717)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(3,023)	(1,941)
Proceeds from sales of property, plant and equipment (note 3)	11	6,907
Other	(98)	72

Net cash provided (used) by investing activities	(3,110)	5,038

Cash flows provided (used) by financing activities:

Proceeds from 2005 term loan facility (note 4)	—	35,000
Net increase (decrease) in revolver borrowings	12,300	(16,000)
Repayment and buyout of capital lease obligations	(903)	(2,028)
Payment of deferred financing costs	(151)	(3,308)

Net cash provided by financing activities	11,246	13,664

Effect of exchange rates on cash	(23)	15

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2006.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Inventories
The components of inventories are as follows (in thousands):

	June 30,	March 31,
	2006	2006
Paper	$6,625	5,959
Ink	150	140
Supplies and other	1,599	1,615

Total inventories	$8,374	7,714

3. Assets and Liabilities Held For Sale
At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California print facility, resulting in the write-off of certain assets totaling approximately $0.5 million. In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $6.9 million for property, plant and equipment, $1.1 million for other assets and $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company wrote down the assets held for sale to fair value,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulting in a $0.7 million impairment charge, in the quarter ended March 31, 2005. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. As a result, the Company recorded no gain or loss on this transaction subsequent to March 31, 2005.
4. May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of :
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
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon the Company’s ability to, among other things:
•	change the nature of its business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to the Company from its subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at June 30, 2006.
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
At June 30, 2006, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $12.3 million and had letters of credit outstanding of approximately $24.8 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $17.9 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
5. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive loss for the three months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended
	June 30,
	2006	2005
Net loss	$(3,342)	(2,390)

Foreign currency translation adjustment, net of tax	408	(241)

Total comprehensive loss	$(2,934)	(2,631)

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
Income tax benefit for the three months ended June 30, 2006 relates primarily to an adjustment of $0.4 million to reflect a change in estimate with respect to the Company’s income tax liability, partially offset by tax expense related to income from foreign operations. The adjustment arose from events that changed the Company’s probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax expense for the three months ended June 30, 2005 relates primarily to current income from foreign operations that was not offset by U.S. losses.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Income tax benefit from U.S. losses in the three months ended June 30, 2006 and 2005 was offset by an increase in the deferred tax valuation allowance.
7. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$133	131	12	13
Interest cost	1,230	1,226	68	63
Expected return on plan assets	(1,373)	(1,198)	—	—
Amortization of prior service cost	—	—	(71)	(55)
Amortization of unrecognized loss	605	574	—	—
Recognized net actuarial loss (gain)	—	—	4	(8)

Net periodic benefit cost	$595	733	13	13

8. Commitments and Contingencies
The Company has an employment agreement with one of its principal officers. The agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at June 30, 2006, excluding bonuses, is approximately $1.7 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at June 30, 2006 is $44.6 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.
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
Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
six acre site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. Graphics received the notice and a settlement offer from LECG, a consultant representing approximately 60 companies comprising the Gibson Group Trust. Graphics is investigating this matter but it believes its potential liability in connection with this site will not be material to its business or the Company’s condensed consolidated financial statements as a whole.
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at June 30, 2006. The Company believes this amount is adequate to cover such liabilities.
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. The reduction of the restructuring reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2006, (in thousands):

	03/31/06		06/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	576	(37)	539
Other costs	12	—	12

	$588	(37)	551

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal year ended March 31, 2006, $0.6 million of these costs were paid. As of June 30, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates approximately $0.2 million will be paid during each of the fiscal years ending March 31, 2007 through March 31, 2009 and the remaining less than $0.1 million will be paid during the fiscal year ending March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
Pittsburg Facility Closure Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005 as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The reduction of the restructuring reserve was classified within restructuring costs (benefit) in the condensed consolidated statements of operations for the quarter ended December 31, 2005. The Company further reduced the restructuring reserve related to this plan by approximately $0.1 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs. The reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2006 (in thousands):

	03/31/06		06/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$599	(1)	598
Other costs	26	—	26

	$625	(1)	624

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal years ended March 31, 2006 and 2005, $0.6 million and $1.0 million of these costs were paid, respectively. As of June 30, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid by March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

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
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.8 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs. The Company reduced the reserve related to this plan by approximately $0.4 million in the quarter ended March 31, 2006 primarily as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2006 (in thousands):

	03/31/06		06/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$848	(197)	651
Other costs	103	—	103

	$951	(197)	754

Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal years ended March 31, 2006 and 2005, $2.1 million and $0.3 million of these costs were paid, respectively. As of June 30, 2006 the Company believes the restructuring reserve of approximately $0.7 million is adequate. The Company anticipates that approximately $0.6 million will be paid during the fiscal year ending March 31, 2007 and the remaining $0.1 million will be paid during the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed primarily of severance and related termination benefits. The Company reduced the restructuring reserve related to this plan by approximately $0.1 and $0.7 million in the quarters ended March 31, 2006 and 2005, respectively. These reductions were primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. These reductions were classified within restructuring costs (benefit) and other charges in the consolidated statements of operation for the fiscal years ended March 31, 2006 and 2005, respectively.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2006 (in thousands):

	03/31/06		06/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$223	—	223
Other costs	110	(6)	104

	$333	(6)	327

During the fiscal years ended March 31, 2006, 2005 and 2004, $0.5 million, $2.3 million and $1.8 million of these costs were paid, respectively. As of June 30, 2006 the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates that the remaining $0.3 million will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2006 (in thousands):

	03/31/06		06/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$102	(76)	26
During the fiscal year ended March 31, 2006, $0.3 million of these costs were paid and in each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of June 30, 2006, the Company believes the restructuring reserve of less than $0.1 million is adequate and anticipates that these costs

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
will be paid during the fiscal year ending March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.
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
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs including primarily legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. The Company recorded an additional $0.2 million, $0.3 million and $0.7 million of restructuring charges related to this plan in the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to future lease commitments and were classified within restructuring costs (benefit) in the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2006 (in thousands):

03/31/06
	Restructuring		06/30/06
	Reserve		Restructuring
	Balance	Activity	Reserve Balance
Lease termination costs	$1,528	(46)	1,482
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During each of the fiscal years ended March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of June 30, 2006, the Company believes the restructuring reserve of approximately $1.5 million is adequate. The Company anticipates that approximately $0.3 million will be paid in each of the fiscal years ending March 31, 2007 through March 31, 2011. These costs will be funded through cash generated from operations and borrowings under the Company’s 2005 Revolving Credit Facility.

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
The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other publications. The Company’s premedia services business assists customers in the design, creation and capture; manipulation; storage; transmission and distribution of images. The majority of the premedia services work leads to the production of four-color separations in a format appropriate for use by printers.
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

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended June 30, 2006
Sales	$97,153	12,857	—	110,010

EBITDA	$8,682	2,766	(838)	10,610

Depreciation and amortization	(4,116)	(527)	—	(4,643)
Interest expense	—	—	(9,605)	(9,605)
Interest income	—	—	11	11
Income tax benefit	—	—	285	285

Net income (loss)	$4,566	2,239	(10,147)	(3,342)

Total assets	$205,282	12,935	12,283	230,500
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,805	218	—	3,023

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended June 30, 2005
Sales	$94,542	13,728	—	108,270

EBITDA	$9,441	2,942	(632)	11,751

Depreciation and amortization	(4,282)	(696)	—	(4,978)
Interest expense	—	—	(9,077)	(9,077)
Interest income	—	—	53	53
Income tax expense	—	—	(139)	(139)

Net income (loss)	$5,159	2,246	(9,795)	(2,390)

Total assets	$219,583	15,505	15,729	250,817
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,646	295	—	1,941
11. Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. In the fiscal year ended March 31, 2006 the Company used the Black-Scholes-Merton formula to estimate fair value of stock options granted to employees. Upon adoption of SFAS 123R on April 1, 2006, the Company elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. The adoption of SFAS 123R had no impact on compensation expense for the quarter ended June 30, 2006 as the Company granted no options during the quarter. Additionally, all outstanding options on the date of adoption had a fair value of $0. Further, the adoption of SFAS 123R is not expected to have a material impact on the Company’s future stock-based compensation expense. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. For the quarters ended June 30, 2006 and 2005, as well as for the fiscal year ended March 31, 2006, the Company recognized no operating cash flows for such excess tax deductions.
In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 as of April 1, 2006 has had no impact on the condensed consolidated financial statements as a whole. The Company will continue to apply the requirements of SFAS 154 to any future accounting changes and error corrections.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, the Company currently applies the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely-than-not that the position will be sustained upon review. The Company will be required to adopt FIN 48 on April 1, 2007. At that time, the cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance sheet. Although the Company has begun its analysis of the impact of the adoption of FIN 48, the impact of adoption on the condensed consolidated financial statements as a whole is currently unknown due to the recent issuance of the pronouncement and to the fact that the impact will depend on facts and circumstances that will exist at the time of adoption.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table summarizes our results of operations for the three months ended June 30, 2006 (the “2006 Three-Month Period”) and the three months ended June 30, 2005 (the “2005 Three-Month Period”):

	Three Months Ended
	June 30,
	2006	2005
Sales:
Print	$97,153	94,542
Premedia Services	12,857	13,728

Total	$110,010	108,270

Gross Profit:
Print	$8,404	8,967
Premedia Services	3,743	3,684
Other	(1)	(1)

Total	$12,146	12,650

Gross Margin:
Print	8.7%	9.5%
Premedia Services	29.1%	26.8%
Total	11.0%	11.7%

EBITDA:
Print	$8,682	9,441
Premedia Services	2,766	2,942
Other (a)	(838)	(632)

Total	$10,610	11,751

EBITDA Margin:
Print	8.9%	10.0%
Premedia Services	21.5%	21.4%
Total	9.6%	10.9%

(a)	Other operations include corporate general and administrative expenses.
EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) and the 2005 Credit Agreement are based on, or include EBITDA, subject to certain adjustments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended June 30, 2006
EBITDA	$8,682	2,766	(838)	10,610

Depreciation and amortization	(4,116)	(527)	—	(4,643)
Interest expense, net	—	—	(9,594)	(9,594)
Income tax benefit	—	—	285	285

Net income (loss)	$4,566	2,239	(10,147)	(3,342)

Three Months Ended June 30, 2005
EBITDA	$9,441	2,942	(632)	11,751

Depreciation and amortization	(4,282)	(696)	—	(4,978)
Interest expense, net	—	—	(9,024)	(9,024)
Income tax expense	—	—	(139)	(139)

Net income (loss)	$5,159	2,246	(9,795)	(2,390)

Print
Sales. In the 2006 Three-Month Period, print sales increased $2.6 million to $97.1 million from $94.5 million in the 2005 Three-Month Period. The increase in the 2006 Three-Month Period includes increased paper prices and an increase in print production volume of approximately 6.6%. These increases were offset in part by certain changes in customer and product mix, the continued impact of competitive industry pricing and an increase in the level of customer supplied paper. See “–Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2006 Three-Month Period, print gross profit decreased $0.6 million to $8.4 million from $9.0 million in the 2005 Three-Month Period. In the 2006 Three-Month Period, print gross margin decreased to 8.7% from 9.5% in the 2005 Three-Month Period. The decrease in gross profit includes certain changes in customer and product mix, the continuing impact of competitive pricing pressures, increased utility costs and increased foreign exchange losses. These decreases were offset in part by increased print production volume and net benefits from various cost reduction programs at our facilities. The decrease in gross margin includes these items and the impact of increased paper prices offset in part by increased levels of customer supplied paper reflected in sales. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2006 Three-Month Period, print selling, general and administrative expenses increased $0.2 million to $3.7 million, or 3.9% of print sales, from $3.5 million, or 3.8% of print sales, in the 2005 Three-Month Period. The increase in the 2006 Three-Month Period includes increases in certain employee related costs, offset in part by the impact of the change in our estimates related to the allowance for doubtful accounts.
Other Expense (Income). In the 2006 Three-Month Period, print other expense (income) decreased to expense of $0.1 million from expense of $0.3 million in the 2005 Three-Month Period. The $0.3 million expense in the 2005 Three-Month Period included $0.4 million of non-recurring costs related to the closure of the Pittsburg, California print facility, which we were unable to accrue as part of restructuring costs in the fiscal year ended March 31, 2005.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased to approximately $8.7 million in the 2006 Three-Month Period from $9.4 million in the 2005 Three-Month Period.
Premedia Services
Sales. In the 2006 Three-Month Period, premedia services’ sales decreased approximately $0.8 million to $12.9 million from $13.7 million in the 2005 Three-Month Period. The decrease in the 2006 Three-Month Period includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
Gross Profit. In the 2006 Three-Month Period, premedia services’ gross profit remained relatively unchanged at $3.7 million from the 2005 Three-Month Period. Included were reductions associated with reduced sales, discussed above, offset by reduced manufacturing costs as a result of various cost containment initiatives. In the 2006 Three-Month Period, premedia services’ gross margin increased to 29.1% from 26.8% in the 2005 Three-Month Period.
Selling, General and Administrative Expenses. In the 2006 Three-Month Period, premedia services’ selling, general and administrative expenses remained relatively unchanged at $1.4 million, from the 2005 Three-Month Period.
Other Expense (Income). Premedia services’ other expense (income) was expense of less than $0.1 million in both the 2006 and 2005 Three-Month Periods.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $2.8 million in the 2006 Three-Month Period from $2.9 million in the 2005 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2006 Three-Month Period, EBITDA from other operations increased to a loss of $0.8 million from a loss of $0.6 million in the 2005 Three-Month Period.
Interest Expense, Net
In the 2006 Three-Month Period, interest expense, net increased to $9.6 million from $9.0 million in the 2005 Three-Month Period. This increase is the result of both higher levels of indebtedness and increased borrowing costs.
Income Tax Expense (Benefit)
In the 2006 Three-Month Period, income tax improved to a benefit of $0.3 million from expense of $0.1 million in the 2005 Three-Month Period. This improvement is primarily due to an adjustment of $0.4 million, recorded in the 2006 Three-Month Period, to reflect a change in estimate with respect to our income tax liability. The adjustment arose from events that changed our probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax benefit from U.S. losses in both the 2006 and 2005 Three-Month Periods was offset by an increase in the deferred tax valuation allowance.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to a net loss of $3.3 million in the 2006 Three-Month Period from a net loss of $2.4 million in the 2005 Three-Month Period.
Liquidity and Capital Resources
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of the Revolving Credit Facility and significantly improved our liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of :
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
The 2005 Credit Agreement requires satisfaction of a specified first-lien debt-to-earnings ratio. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. The 2005 Credit Agreement places conditions upon our ability to, among other things:
•	change the nature of our business;

•	pay dividends or make other distributions;

•	make capital expenditures, other investments or acquisitions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations;

•	incur or guarantee additional debt;

•	repay debt or repurchase or redeem equity interests and debt;

•	place restrictions on dividends, distributions or transfers to us from our subsidiaries;

•	create or permit to exist certain liens; and

•	pledge assets or engage in sale-leaseback transactions.
As of April 30, 2005, we had approximately $2.8 million of unamortized deferred financing costs associated with the Revolving Credit Facility. These costs are being amortized over the term of the 2005 Credit Agreement in accordance with the guidance set forth in EITF 98-14.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility. At June 30, 2006, we had borrowings outstanding under the 2005 Revolving Credit Facility totaling $12.3 million and letters of credit outstanding of approximately $24.8 million. As a result, we had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $17.9 million. Scheduled repayments of existing capital lease obligations during the remainder of our fiscal year ending March 31, 2007 are approximately $2.8 million.
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other obligations.
During the 2006 Three-Month Period, we used net borrowings from the 2005 Revolving Credit Facility of $12.3 million primarily to fund the following:
•	$8.1 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report);

•	$3.0 million in cash capital expenditures; and

•	$1.1 million to service other indebtedness (including repayment of capital lease obligations of $0.9 million and payment of deferred financing costs of $0.2 million).
Our cash-on-hand of approximately $2.6 million is presented net of outstanding checks within trade accounts payable at June 30, 2006. Accordingly, cash is presented at a balance of $0 million in the June 30, 2006 condensed consolidated balance sheet.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.
At June 30, 2006, we had total indebtedness of $335.7 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, borrowings under the 2005 Revolving Credit Facility of $12.3 million, $280.0 million of our 10% Notes and capital lease obligations of $8.4 million. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement.
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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

	Three Months Ended
	June 30,
	2006	2005
Print segment VAR (in thousands)	$47,073	45,428

Print segment impressions (in millions)	2,864	2,688
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended
	June 30,
	2006	2005
	(In thousands)
Print segment sales	$97,153	94,542
Paper, ink and subcontract services	(50,080)	(49,114)

Print segment VAR	$47,073	45,428

New Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R. SFAS 123R supersedes SFAS 123 and amends SFAS 95. Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. In the fiscal year ended March 31, 2006, we used the Black-Scholes-Merton formula to estimate fair value of stock options granted to employees. Upon adoption of SFAS 123R on April 1, 2006, we elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. The adoption of SFAS 123R had no impact on compensation expense for the three months ended June 30, 2006 as no options were granted during the quarter. Additionally, all outstanding options the date of adoption had a fair value of $0. Further, the adoption of SFAS 123R is not expected to have a material impact on our future stock-based compensation expense. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. For the quarters ended June 30, 2006 and 2005, as well as for the fiscal year ended March 31, 2006, we recognized no operating cash flows for such excess tax deductions.
In May 2005, the FASB issued SFAS 154, a replacement of APB 20 and SFAS 3. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The adoption of SFAS 154 as of April 1, 2006 has had no impact on the condensed consolidated financial statements as a whole. We will continue to apply the requirements of SFAS 154 to any future accounting changes and error corrections.
In July 2006, the FASB issued FIN 48, to clarify accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. In accounting for uncertain tax positions, we currently apply the provisions of SFAS 5. SFAS 5 provides that a contingency should be recorded if it is probable that an uncertain position will become an actual future liability. FIN 48 provides that the benefit of an

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
uncertain position should not be recorded unless it is more likely-than-not that the position will be sustained upon review. We will be required to adopt FIN 48 on April 1, 2007. At that time, the cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance sheet. Although we have begun our analysis of the impact of the adoption of FIN 48, the impact of adoption on the condensed consolidated financial statements as a whole is currently unknown due to the recent issuance of the pronouncement and to the fact that the impact will depend on facts and circumstances that will exist at the time of adoption.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At June 30, 2006, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $47.3 million, respectively. At March 31, 2006, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $35.0 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at June 30, 2006 was $241.6 million, or $85.7 million less than the carrying value, and at March 31, 2006 was $232.4 million, or $82.6 million less than the carrying value. At our June 30, 2006 and March 31, 2006 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.5 million at June 30, 2006 and approximately $0.4 million at March 31, 2006 on our variable rate debt.
Qualitative Information. In the ordinary course of business, our exposure to market risks is limited as is described below. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates. Currently, we do not utilize derivative financial instruments such as forward exchange contracts, futures contracts, options and swap agreements to mitigate such exposures.
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
Item 4. Controls and Procedures.
As of June 30, 2006 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes since March 31, 2006. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2006.
Item 6. Exhibits.

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

ACG Holdings, Inc. American Color Graphics, Inc.
Date: August 14, 2006	By	/s/ Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer (Authorized Officer)

Date: August 14, 2006	By	/s/ Patrick W. Kellick
Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350