Form 10-Q
period 2006-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2006-11-13
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ___________________________
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
Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☒
ACG Holdings, Inc. has 158,205 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2006 (all of which are privately owned and not traded on a public market).

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,184 and $1,275 at September 30, 2006 and March 31, 2006, respectively	50,865	41,080
Other	2,907	3,463

Total receivables	53,772	44,543
Inventories	7,385	7,714
Deferred income taxes	1,409	1,409
Prepaid expenses and other current assets	4,894	4,733

Total current assets	67,460	58,399
Property, plant and equipment	295,952	287,270
Less accumulated depreciation	(209,722)	(199,504)

Net property, plant and equipment	86,230	87,766
Excess of cost over net assets acquired	66,548	66,548
Other assets	19,991	18,789

Total assets	$240,229	231,502

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	September 30, 2006	March 31, 2006
	(Unaudited)
Liabilities and Stockholders’ Deficit
Current liabilities:
Current installments of capitalized leases	$3,950	3,731
Trade accounts payable	37,422	33,845
Accrued expenses	31,351	36,367
Income tax payable	218	160

Total current liabilities	72,941	74,103
Long-term debt and capitalized leases, excluding current installments	341,759	320,553
Deferred income taxes	3,399	3,866
Other liabilities	59,198	62,712

Total liabilities	477,297	461,234
Commitments and contingencies (note 9)
Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 158,205 shares issued and outstanding at September 30, 2006 and March 31, 2006	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(217,476)	(209,760)
Other accumulated comprehensive loss, net of tax	(21,632)	(22,012)

Total stockholders’ deficit	(237,068)	(229,732)

Total liabilities and stockholders’ deficit	$240,229	231,502

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Sales	$111,654	105,460
Cost of sales	99,307	93,684

Gross profit	12,347	11,776
Selling, general and administrative expenses	6,293	6,308
Operating income	6,054	5,468
Other expense (income):
Interest expense	10,020	9,486
Interest income	(39)	(10)
Other, net	448	291

Total other expense	10,429	9,767

Loss before income taxes	(4,375)	(4,299)
Income tax expense (benefit):
Current	76	(60)
Deferred	(77)	(41)

Total income tax benefit	(1)	(101)

Net loss	$(4,374)	(4,198)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Sales	$221,664	213,730
Cost of sales	197,171	189,304

Gross profit	24,493	24,426
Selling, general and administrative expenses	12,245	11,994

Operating income	12,248	12,432
Other expense (income):
Interest expense	19,625	18,563
Interest income	(50)	(63)
Other, net	675	482

Total other expense	20,250	18,982

Loss before income taxes	(8,002)	(6,550)
Income tax expense (benefit):
Current	271	87
Deferred	(557)	(49)

Total income tax expense (benefit)	(286)	38

Net loss	$(7,716)	(6,588)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash flows provided (used) by operating activities:
Net loss	$(7,716)	(6,588)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,259	9,717
Amortization of other assets	22	144
Amortization of deferred financing costs	1,610	1,483
Deferred income tax benefit	(557)	(49)
Decrease in working capital deficiency and other	(14,041)	(19,910)

Net cash used by operating activities	(11,423)	(15,203)

Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(7,250)	(4,312)
Proceeds from sale of property, plant and equipment held for sale (note 3)	—	6,877
Proceeds from other sales of property, plant and equipment	12	167
Other	(131)	(162)

Net cash provided (used) by investing activities	(7,369)	2,570

Cash flows provided (used) by financing activities:
Proceeds from 2005 term loan facility (note 4)	—	35,000
Net increase (decrease) in revolver borrowings	23,250	(16,000)
Repayment and buyout of capital lease obligations	(1,825)	(2,904)
Payment of deferred financing costs	(2,608)	(3,457)

Net cash provided by financing activities	18,817	12,639
Effect of exchange rates on cash	(25)	(6)

Net change in cash	—	—
Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2006.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Inventories
The components of inventories are as follows (in thousands):

	September 30,	March 31,
	2006	2006
Paper	$5,663	5,959
Ink	132	140
Supplies and other	1,590	1,615

Total inventories	$7,385	7,714

3. Assets and Liabilities Held For Sale
At March 31, 2005, the Company held certain assets and obligations under capital leases for sale at a fair value of $8.1 million and $1.0 million, respectively. On March 16, 2005, the Company ceased operations at the Pittsburg, California print facility, resulting in the write-off of certain assets totaling approximately $0.5 million. In March 2005, the Company also executed a letter of intent with a prospective buyer to sell certain of the print facility’s other assets, some of which were subject to capital lease obligations. On April 20, 2005, the Company completed the sale of these assets for an aggregate selling price of approximately $8.1 million (including $6.9 million for property, plant and equipment, $1.1 million for other assets and $0.1 million of miscellaneous closing and settlement costs) and terminated $1.0 million of related capital lease obligations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company wrote down the assets held for sale to fair value,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
resulting in a $0.7 million impairment charge, in the quarter ended March 31, 2005. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. As a result, the Company has recorded no gain or loss on this transaction subsequent to March 31, 2005.
4. May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, as Sole Lead Arranger, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended on September 26, 2006, the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of :
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating based upon existing market rates (generally based upon LIBOR), plus agreed upon margins (which was 5.50% per annum for LIBOR loans at September 30, 2006), which margin level increases as the levels of receivables sold by Graphics to Graphics Finance (as defined in note 5 below) meet certain thresholds under the Receivables Facility (as defined in note 5 below). In addition, Graphics is obligated to pay specified commitment and letter of credit fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance under the Receivables Facility are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement at September 30, 2006.
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
At September 30, 2006, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $23.3 million and had letters of credit outstanding of approximately $24.2 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $7.5 million. During the quarter ended June 30, 2005, the Company used the proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other of its obligations.
5. September 26, 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (the “Receivables Facility”) with Banc of America Securities, as Sole Lead Arranger and Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender.
The Receivables Facility will be used to improve Graphics’ liquidity position and to provide additional funding for future growth.
The maximum availability under the Receivables Facility is $35 million. Availability at any time will be limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which will consist primarily of receivables to be sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics will service these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility contains covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
Borrowings under the Receivables Facility must be repaid in full on the maturity date of December 15, 2009.
Interest on borrowings under the Receivables Facility will accrue at floating rates, based on existing market rates, plus an agreed upon margin. In addition, Graphics Finance is obligated to pay specified unused commitment fees and other customary fees.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On September 30, 2006, there were no borrowings under the Receivables Facility. Graphics Finance will not purchase any receivables from Graphics until such time as Graphics Finance proposes to draw under the Receivables Facility, and availability under the Receivables Facility will not exist until such time as Graphics Finance purchases receivables from Graphics. If Graphics Finance had purchased from Graphics all eligible receivables at September 30, 2006, availability under the Receivables Facility at September 30, 2006 would have been approximately $31.4 million.
The Receivables Facility requires Graphics Finance to maintain $0.2 million of cash deposits with Bank of America so long as there are no outstanding borrowings. Accordingly, at September 30, 2006, the Company has $0.2 million of cash deposits which have been classified as Other current assets in the condensed consolidated balance sheet as such funds are not available to meet the Company’s cash operating requirements.
6. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive loss for the three and six months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(4,374)	(4,198)	(7,716)	(6,588)
Foreign currency translation adjustment, net of tax	(28)	358	380	117

Total comprehensive loss	$(4,402)	(3,840)	(7,336)	(6,471)

7. Income Taxes
Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts as measured by tax laws and regulations.
The Company recorded income tax benefit of less than $0.1 million and $0.3 million for the three and six months ended September 30, 2006, respectively. The benefit in the six months ended September 30, 2006 relates primarily to an adjustment of $0.4 million, recorded in the quarter ended June 30, 2006, to reflect a change in estimate with respect to our income tax liability. The adjustment arose from events that changed our probability assessment (as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities. The income tax benefit from U.S. losses in the three and six months ended September 30, 2006 was primarily offset by an increase in the deferred tax asset valuation allowance.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$98	97	11	12
Interest cost	889	967	68	62
Expected return on plan assets	(1,070)	(861)	—	—
Amortization of prior service cost	—	—	(71)	(56)
Amortization of unrecognized loss	411	409	—	—
Recognized net actuarial loss (gain)	—	—	4	(6)

Net periodic benefit cost	$328	612	12	12

	Six months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$231	232	23	25
Interest cost	2,119	2,242	136	124
Expected return on plan assets	(2,443)	(2,131)	—	—
Amortization of prior service cost	—	—	(142)	(111)
Amortization of unrecognized loss	1,016	1,002	—	—
Recognized net actuarial loss (gain)	—	—	8	(13)

Net periodic benefit cost	$923	1,345	25	25

9. Commitments and Contingencies
The Company has an employment agreement with one of its principal officers. The agreement provides for a minimum salary level as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at September 30, 2006, excluding bonuses, is approximately $1.7 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at September 30, 2006 is $43.5 million and is included within Other liabilities in the Company’s condensed consolidated balance sheet.

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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at September 30, 2006. The Company believes this amount is adequate to cover such liabilities.
The Company has been named as a defendant in several legal actions arising from its normal business activities. In the opinion of management, any liabilities that may arise from such actions will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements as a whole.
10. Restructuring Costs
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. The reduction of the restructuring reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2006, (in thousands):

	03/31/06		09/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	576	(87)	489
Other costs	12	—	12

	$588	(87)	501

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal year ended March 31, 2006, $0.6 million of these costs were paid. As of September 30, 2006 the Company believes the restructuring reserve of approximately $0.5 million is adequate. The Company anticipates approximately $0.1 million will be paid during the remainder of the fiscal year ending March 31, 2007 and $0.2 million will be paid during each of the fiscal years ending March 31, 2008 and March 31, 2009 and the remaining less than $0.1 million will be paid during the fiscal year ending March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
Pittsburg Facility Closure Plan
In March 2005, the Company’s Board of Directors approved a restructuring plan for the print segment to reduce manufacturing costs and improve profitability. This plan included the closure of the Pittsburg, California print facility. This action resulted in the elimination of 136 positions within the Company.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.1 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits, lease termination costs and other costs. The Company reduced the restructuring reserve related to this plan by approximately $0.8 million in the quarter ended December 31, 2005 as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. The reduction of the restructuring reserve was classified within restructuring costs (benefit) in the condensed consolidated statements of operations for the quarter ended December 31, 2005. The Company further reduced the restructuring reserve related to this plan by approximately $0.1 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs. The reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2006 (in thousands):

	03/31/06		09/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$599	(1)	598
Other costs	26	—	26

	$625	(1)	624

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal years ended March 31, 2006 and 2005, $0.6 million and $1.0 million of these costs were paid, respectively. As of September 30, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that the remainder of these costs will be paid by March 31, 2007. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2006 (in thousands):

	03/31/06		09/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Severance and other employee costs	$848	(388)	460
Other costs	103	(1)	102

	$951	(389)	562

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal years ended March 31, 2006 and 2005, $2.1 million and $0.3 million of these costs were paid, respectively. As of September 30, 2006 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that approximately $0.5 million will be paid during the remainder of the fiscal year ending March 31, 2007 and $0.1 million will be paid during the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2006 (in thousands):

	03/31/06			09/30/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$223	—	—	223
Other costs	110	(95)	(11)	4

	$333	(95)	(11)	227

During the fiscal years ended March 31, 2006, 2005 and 2004, $0.5 million, $2.3 million and $1.8 million of these costs were paid, respectively. As of September 30, 2006 the Company believes the restructuring reserve of approximately $0.2 million is adequate. The Company anticipates that the remaining $0.2 million will be paid by March 31, 2007. These costs will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
July 2003 Plan
In July 2003, the Company implemented a restructuring plan for the print and premedia services segments to further reduce its selling, general and administrative expenses. This plan resulted in the termination of four administrative employees.
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $1.8 million in the quarter ended September 30, 2003. This charge was classified within restructuring costs in the condensed consolidated statement of operations in the quarter ended September 30, 2003. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in SFAS 146. The restructuring charge was composed of severance and related termination benefits.
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2006 (in thousands):

	03/31/06			09/30/06
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$102	(113)	11	—
During the fiscal year ended March 31, 2006, $0.3 million of these costs were paid and in each of the fiscal years ended March 31, 2005 and 2004, $0.7 million of these costs were paid. As of September 30, 2006, the Company has paid all costs associated with this plan.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
future lease commitments and were classified within restructuring costs (benefit) in the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2006 (in thousands):

	03/31/06		09/30/06
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$1,528	(181)	1,347
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. During each of the fiscal years ended March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of September 30, 2006, the Company believes the restructuring reserve of approximately $1.3 million is adequate. The Company anticipates that $0.1 million will be paid during the remainder of fiscal year ending March 31, 2007 and approximately $0.3 million will be paid in each of the fiscal years ending March 31, 2008 through March 31, 2011. These costs will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
11. Industry Segment Information
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Six Months Ended September 30, 2006
Sales	$196,244	25,420	—	221,664
EBITDA	$17,678	5,202	(2,026)	20,854
Depreciation and amortization	(8,245)	(1,036)	—	(9,281)
Interest expense	—	—	(19,625)	(19,625)
Interest income	—	—	50	50
Income tax benefit	—	—	286	286

Net income (loss)	$9,433	4,166	(21,315)	(7,716)
Total assets	$214,540	11,594	14,095	240,229
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$6,891	359	—	7,250

Six Months Ended September 30, 2005
Sales	$186,213	27,517	—	213,730
EBITDA	$17,438	6,019	(1,646)	21,811
Depreciation and amortization	(8,509)	(1,352)	—	(9,861)
Interest expense	—	—	(18,563)	(18,563)
Interest income	—	—	63	63
Income tax expense	—	—	(38)	(38)

Net income (loss)	$8,929	4,667	(20,184)	(6,588)
Total assets	$220,261	15,242	15,190	250,693
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$3,799	513	—	4,312

Three Months Ended September 30, 2006
Sales	$99,091	12,563	—	111,654
EBITDA	$8,996	2,436	(1,188)	10,244
Depreciation and amortization	(4,129)	(509)	—	(4,638)
Interest expense	—	—	(10,020)	(10,020)
Interest income	—	—	39	39
Income tax benefit	—	—	1	1

Net income (loss)	$4,867	1,927	(11,168)	(4,374)
Total assets	$214,540	11,594	14,095	240,229
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$4,086	141	—	4,227

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended September 30, 2005
Sales	$91,671	13,789	—	105,460
EBITDA	$7,997	3,077	(1,014)	10,060
Depreciation and amortization	(4,227)	(656)	—	(4,883)
Interest expense	—	—	(9,486)	(9,486)
Interest income	—	—	10	10
Income tax benefit	—	—	101	101

Net income (loss)	$3,770	2,421	(10,389)	(4,198)
Total assets	$220,261	15,242	15,190	250,693
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,153	218	—	2,371
12. Impact of Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”). SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. In the fiscal year ended March 31, 2006 the Company used the Black-Scholes-Merton formula to estimate fair value of stock options granted to employees. Upon adoption of SFAS 123R on April 1, 2006, the Company elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. The adoption of SFAS 123R had no impact on compensation expense for the three and six months ended September 30, 2006 as the Company granted no options during the these periods. Additionally, all outstanding options on the date of adoption had a fair value of $0. Further, the adoption of SFAS 123R is not expected to have a material impact on the Company’s future stock-based compensation expense. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. The Company reported no such financing cash flows in the three or six month periods ended September 30, 2006. For the three and six months ended September 30, 2005, as well as for the fiscal year ended March 31, 2006, the Company recognized no operating cash flows for such excess tax deductions.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for the Company for the fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end will be effective for the fiscal year ending March 31, 2009. The Company has begun its analysis of the impact of the adoption of SFAS 158 but does not currently anticipate a significant impact on the condensed consolidated financial statements as a whole.

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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table summarizes our results of operations for the three months ended September 30, 2006 (the “2006 Three-Month Period”), the three months ended September 30, 2005 (the “2005 Three-Month Period”), the six months ended September 30, 2006 (the “2006 Six-Month Period”) and the six months ended September 30, 2005 (the “2005 Six-Month Period”):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales:
Print	$99,091	91,671	196,244	186,213
Premedia Services	12,563	13,789	25,420	27,517

Total	$111,654	105,460	221,664	213,730
Gross Profit:
Print	$8,938	7,751	17,342	16,718
Premedia Services	3,410	4,026	7,153	7,710
Other	(1)	(1)	(2)	(2)

Total	$12,347	11,776	24,493	24,426
Gross Margin:
Print	9.0%	8.5%	8.8%	9.0%
Premedia Services	27.1%	29.2%	28.1%	28.0%
Total	11.1%	11.2%	11.0%	11.4%
EBITDA:
Print	$8,996	7,997	17,678	17,438
Premedia Services	2,436	3,077	5,202	6,019
Other(a)	(1,188)	(1,014)	(2,026)	(1,646)

Total	$10,244	10,060	20,854	21,811
EBITDA Margin:
Print	9.1%	8.7%	9.0%	9.4%
Premedia Services	19.4%	22.3%	20.5%	21.9%
Total	9.2%	9.5%	9.4%	10.2%
(a) Other operations include corporate general and administrative expenses.
EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Senior Second Secured Notes Due 2010 (the “10% Notes”), 2005 Credit Agreement and Receivables Facility are based on, or include EBITDA, subject to certain adjustments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended September 30, 2006
EBITDA	$8,996	2,436	(1,188)	10,244
Depreciation and amortization	(4,129)	(509)	—	(4,638)
Interest expense, net	—	—	(9,981)	(9,981)
Income tax benefit	—	—	1	1

Net income (loss)	$4,867	1,927	(11,168)	(4,374)

Three Months Ended September 30, 2005
EBITDA	$7,997	3,077	(1,014)	10,060
Depreciation and amortization	(4,227)	(656)	—	(4,883)
Interest expense, net	—	—	(9,476)	(9,476)
Income tax benefit	—	—	101	101

Net income (loss)	$3,770	2,421	(10,389)	(4,198)

Six Months Ended September 30, 2006
EBITDA	$17,678	5,202	(2,026)	20,854
Depreciation and amortization	(8,245)	(1,036)	—	(9,281)
Interest expense, net	—	—	(19,575)	(19,575)
Income tax benefit	—	—	286	286

Net income (loss)	$9,433	4,166	(21,315)	(7,716)

Six Months Ended September 30, 2005
EBITDA	$17,438	6,019	(1,646)	21,811
Depreciation and amortization	(8,509)	(1,352)	—	(9,861)
Interest expense, net	—	—	(18,500)	(18,500)
Income tax expense	—	—	(38)	(38)

Net income (loss)	$8,929	4,667	(20,184)	(6,588)

Print
Sales. In the 2006 Six-Month Period, print sales increased $10.0 million to $196.2 million from $186.2 million in the 2005 Six-Month Period. The increase in the 2006 Six-Month Period includes increased paper prices, an increase in print production volume of approximately 4.8% and certain changes in customer and product mix. These increases were offset in part by the continued impact of competitive industry pricing and an increase in the level of customer supplied paper. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
In the 2006 Three-Month Period, print sales increased $7.4 million to $99.1 million from $91.7 million in the 2005 Three-Month Period. The increase in the 2006 Three-Month Period includes increased paper prices,

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
an increase in print production volume of approximately 3.2%, certain changes in customer and product mix and a decrease in the level of customer supplied paper. These increases were offset in part by the continued impact of competitive industry pricing. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2006 Six-Month Period, print gross profit increased $0.6 million to $17.3 million from $16.7 million in the 2005 Six-Month Period. In the 2006 Six-Month Period, print gross margin decreased slightly to 8.8% from 9.0% in the 2005 Six-Month Period. The increase in gross profit includes increased print production volume, certain changes in customer and product mix and net benefits from various cost reduction programs at our facilities. These increases were offset in part by the continuing impact of competitive pricing pressures, increased utility costs, increased foreign exchange losses and continued excess costs associated with the startup of a replacement press. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
In the 2006 Three-Month Period, print gross profit increased $1.1 million to $8.9 million from $7.8 million in the 2005 Three-Month Period. In the 2006 Three-Month Period, print gross margin increased to 9.0% from 8.5% in the 2005 Three-Month Period. The increase in gross profit includes increased print production volume, certain changes in customer and product mix and net benefits from various cost reduction programs at our facilities. These increases were offset in part by the continuing impact of competitive pricing pressures, increased utility costs, increased foreign exchange losses and continued excess costs associated with the startup of a replacement press. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2006 Six-Month Period, print selling, general and administrative expenses increased $0.4 million to $7.8 million, or 4.0% of print sales, from $7.4 million, or 4.0% of print sales, in the 2005 Six-Month Period. The increase in the 2006 Six-Month Period includes increases in certain employee related costs, offset in part by the impact of the change in our estimates related to the allowance for doubtful accounts.
In the 2006 Three-Month Period, print selling, general and administrative expenses increased $0.1 million to $4.0 million, or 4.0% of print sales, from $3.9 million, or 4.2% of print sales, in the 2005 Three-Month Period.
Other Expense (Income). In the 2006 Six-Month Period, print other expense (income) decreased to expense of $0.2 million from expense of $0.4 million in the 2005 Six-Month Period. The 2005 Six-Month Period expense included $0.4 million of non-recurring costs related to the closure of the Pittsburg, California print facility, which we were unable to accrue as part of restructuring costs in the fiscal year ended March 31, 2005.
In both the 2006 Three-Month Period and 2005 Three-Month Period, print other expense (income) was expense of $0.1 million.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business increased to approximately $17.7 million in the 2006 Six-Month Period from $17.4 million in the 2005 Six-Month Period and increased to approximately $9.0 million in the 2006 Three-Month Period from $8.0 million in the 2005 Three-Month Period.
Premedia Services
Sales. In the 2006 Six-Month Period, premedia services’ sales decreased approximately $2.1 million to $25.4 million from $27.5 million in the 2005 Six-Month Period. The decrease in the 2006 Six-Month Period

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
In the 2006 Three-Month Period, premedia services’ sales decreased approximately $1.2 million to $12.6 million from $13.8 million in the 2005 Three-Month Period. The decrease in the 2006 Three-Month Period includes a decrease in premedia production volume, the impact of continued competitive pricing pressures in this segment and reductions in certain service requirements related to one major customer.
Gross Profit. In the 2006 Six-Month Period, premedia services’ gross profit decreased approximately $0.5 million to $7.2 million from $7.7 million in the 2005 Six-Month Period. Included were reductions associated with reduced sales, as discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. In the 2006 Six-Month Period, premedia services’ gross margin increased slightly to 28.1% from 28.0% in the 2005 Six-Month Period.
In the 2006 Three-Month Period, premedia services’ gross profit decreased approximately $0.6 million to $3.4 million from $4.0 million in the 2005 Three-Month Period. Included were reductions associated with reduced sales, as discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. In the 2006 Three-Month Period, premedia services’ gross margin decreased to 27.1% from 29.2% in the 2005 Three-Month Period.
Selling, General and Administrative Expenses. In the 2006 Six-Month Period, premedia services’ selling, general and administrative expenses remained relatively unchanged at $2.9 million, from the 2005 Six-Month Period.
In the 2006 Three-Month Period, premedia services’ selling, general and administrative expenses decreased $0.1 million to $1.4 million from $1.5 million in the 2005 Three-Month Period.
Other Expense (Income). Premedia services’ other expense (income) was expense of $0.1 million in both the 2006 and 2005 Six-Month Periods.
Premedia services’ other expense (income) was expense of less than $0.1 million in the 2006 Three-Month Period versus expense of $0.1 million in the 2005 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $5.2 million in the 2006 Six-Month Period from $6.0 million in the 2005 Six-Month Period and decreased to $2.4 million in the 2006 Three-Month Period from $3.1 million in the 2005 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2006 Six-Month Period, EBITDA from other operations increased to a loss of $2.0 million from a loss of $1.6 million in the 2005 Six-Month Period. In the 2006 Three-Month Period, EBITDA from other operations increased to a loss of $1.2 million from a loss of $1.0 million in the 2005 Three-Month Period. The increased loss in both the 2006 Six-Month Period and the 2006 Three-Month Period includes incremental legal expenses associated with a trial in which the Company is the plaintiff.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Interest Expense, Net
In the 2006 Six-Month Period, interest expense, net increased to $19.6 million from $18.5 million in the 2005 Six-Month Period. In the 2006 Three-Month Period, interest expense, net increased to $10.0 million from $9.5 million in the 2005 Three-Month Period. These increases are the result of both higher levels of indebtedness and increased borrowing costs.
Income Tax Expense (Benefit)
In the 2006 Six-Month Period, income tax expense (benefit) improved to benefit of $0.3 million from expense of less than $0.1 million in the 2005 Six-Month Period. In the 2006 Three-Month Period, income tax expense (benefit) changed to benefit of less than $0.1 million from benefit of $0.1 in the 2005 Three-Month Period.
The income tax benefit recorded in the 2006 Six-Month Period is primarily due to an adjustment of $0.4 million, recorded in the quarter ended June 30, 2006, to reflect a change in estimate with respect to our income tax liability. The adjustment arose from events that changed our probability assessment (as discussed in Statement of Financial Accounting Standards No.5, “Accounting for Contingencies”) regarding the likelihood that certain contingent income tax items would become actual future liabilities. The income tax benefit from U.S. losses in the 2006 Six and Three-Month Periods was primarily offset by an increase in the deferred tax asset valuation allowance.
Income tax benefit from U.S. losses in the 2005 Six and Three-Month Periods was primarily offset by an increase in the deferred tax asset valuation allowance. The income tax benefit recorded in the 2005 Three-Month Period relates primarily to tax benefit in foreign jurisdictions.
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $7.7 million in the 2006 Six-Month Period from $6.6 million in the 2005 Six-Month Period and our net loss increased to $4.4 million in the 2006 Three-Month Period from $4.2 million in the 2005 Three-Month Period.
Liquidity and Capital Resources
May 2005 Refinancing Transaction
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of our $70 million senior secured revolving credit facility, maturing on July 3, 2008, with a syndicate of lenders (the “Revolving Credit Facility”) and significantly improved our liquidity position. The 2005 Credit Agreement, as amended on September 26, 2006, is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), which is not subject to a borrowing base limitation, maturing on December 15, 2009 (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating based upon existing market rates (generally based upon LIBOR), plus agreed upon margins (which was 5.50% per annum for LIBOR loans at September 30, 2006), which margin level increases as the levels of receivables sold by Graphics to Graphics Finance (defined below) meet certain thresholds under the Receivables Facility (defined below). In addition, Graphics is obligated to pay specified commitment and letter of credit fees.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance under the Receivables Facility are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.
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
September 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (the “Receivables Facility”) with Banc of America Securities, as Sole Lead Arranger and Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender.
The Receivables Facility will be used to improve Graphics’ liquidity position and to provide additional funding for future growth.
The maximum availability under the Receivables Facility is $35 million. Availability at any time will be limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which will consist primarily of receivables to be sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics will service these receivables pursuant to a servicing agreement with Graphics Finance.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Receivables Facility contains covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
Borrowings under the Receivables Facility must be repaid in full on the maturity date of December 15, 2009.
Interest on borrowings under the Receivables Facility will accrue at floating rates, based on existing market rates, plus an agreed upon margin level. In addition, Graphics Finance is obligated to pay specified unused commitment fees and other customary fees.
Graphics Finance will not purchase any receivables from Graphics until such time as Graphics Finance proposes to draw under the Receivables Facility, and availability under the Receivables Facility will not exist until such time as Graphics Finance purchases receivables from Graphics.
The Receivables Facility requires Graphics Finance to maintain $0.2 million of cash deposits with Bank of America so long as there are no outstanding borrowings. Accordingly, at September 30, 2006, we have $0.2 million of cash deposits which have been classified as Other current assets in the condensed consolidated balance sheet as such funds are not available to meet our cash operating requirements.
Summary of Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility. At September 30, 2006, we had borrowings outstanding under the 2005 Revolving Credit Facility totaling $23.3 million and letters of credit outstanding of approximately $24.2 million. As a result, we had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $7.5 million. On September 30, 2006, there were no borrowings under the Receivables Facility. If Graphics Finance had purchased from Graphics all eligible receivables at September 30, 2006, availability under the Receivables Facility at September 30, 2006 would have been approximately $31.4 million.
Scheduled repayments of existing capital lease obligations during the remainder of our fiscal year ending March 31, 2007 are approximately $1.9 million.
During the quarter ended June 30, 2005, we used proceeds from the 2005 Term Loan Facility to repay borrowings outstanding under the Revolving Credit Facility (of which the balance was $16.0 million as of March 31, 2005) and settle certain other obligations.
During the 2006 Six-Month Period, we used net borrowings from the 2005 Revolving Credit Facility of $23.3 million primarily to fund the following:
•	$11.4 million of operating activities (see our condensed consolidated statements of cash flows appearing elsewhere in this Report);

•	$7.3 million in cash capital expenditures; and

•	$4.4 million to service other indebtedness (including repayment of capital lease obligations of $1.8 million and payment of deferred financing costs of $2.6 million).

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Our cash-on-hand of approximately $2.2 million is presented net of outstanding checks within trade accounts payable at September 30, 2006. Accordingly, cash is presented at a balance of $0 million in the September 30, 2006 condensed consolidated balance sheet.
We anticipate that our primary needs for liquidity will be to conduct our business, meet our debt service requirements and make capital expenditures. We believe that we have sufficient liquidity to meet our requirements over the next 12 months.
At September 30, 2006, we had total indebtedness of $345.7 million, including borrowings under the 2005 Term Loan Facility of $35.0 million, borrowings under the 2005 Revolving Credit Facility of $23.3 million, $280.0 million of our 10% Notes and capital lease obligations of $7.4 million. We have no off-balance sheet financial instruments other than operating leases. We are currently in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility.
A significant portion of Graphics’ long-term obligations, including indebtedness under the 2005 Credit Agreement and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement including among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.
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

	Three Months Ended		Six-Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Print segment VAR (in thousands)	$47,992	44,257	95,065	89,685
Print segment impressions (in millions)	2,848	2,760	5,712	5,448
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Print segment sales	$99,091	91,671	196,244	186,213
Paper, ink and subcontract services	(51,099)	(47,414)	(101,179)	(96,528)

Print segment VAR	$47,992	44,257	95,065	89,685

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
New Accounting Pronouncements
In December 2004, the FASB issued SFAS 123R. SFAS 123R supersedes SFAS 123 and amends SFAS 95. Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. In the fiscal year ended March 31, 2006, we used the Black-Scholes-Merton formula to estimate fair value of stock options granted to employees. Upon adoption of SFAS 123R on April 1, 2006, we elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. The adoption of SFAS 123R had no impact on compensation expense for the three and six months ended September 30, 2006 as no options were granted during these periods. Additionally, all outstanding options the date of adoption had a fair value of $0. Further, the adoption of SFAS 123R is not expected to have a material impact on our future stock-based compensation expense. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow. We reported no such financing cash flows in the three or six months ended September 30, 2006. For the three and six months ended September 30, 2005, as well as for the fiscal year ended March 31, 2006, we recognized no operating cash flows for such excess tax deductions.
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
In September 2006, the FASB issued SFAS 158. SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for our fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of our fiscal year end will be effective for the fiscal year ending March 31, 2009. We have begun our analysis of the impact of the adoption of SFAS 158 but do not currently anticipate a significant impact on the condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
PART I — FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At September 30, 2006, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $58.3 million, respectively. At March 31, 2006, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $35.0 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at September 30, 2006 was $253.6 million, or $84.7 million less than the carrying value, and at March 31, 2006 was $232.4 million, or $82.6 million less than the carrying value. At our September 30, 2006 and March 31, 2006 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.6 million at September 30, 2006 and approximately $0.4 million at March 31, 2006 on our variable rate debt.
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
Item 4. Controls and Procedures.
As of September 30, 2006 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes since March 31, 2006. Reference is made to “Business — Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2006.
Item 6. Exhibits.

Exhibit No.		Description
10.1	(a)
First Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of September 26, 2006, among Graphics and Holdings; with Bank of America, N.A., as Administrative Agent and L/C Issuer; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and certain lenders

10.20
Credit Agreement dated as of September 26, 2006, among American Color Graphics Finance, LLC; with Bank of America, N.A., as Administrative Agent and Collateral Agent; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager

10.21		Security Agreement dated as of September 26, 2006, between American Color Graphics Finance, LLC; among Bank of America, N.A., as Collateral Agent

10.22
Servicing Agreement dated as of September 26, 2006, by and among American Color Graphics, Inc., as Servicer, American Color Graphics Finance, LLC, as Purchaser, and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.23		Contribution and Sale Agreement dated as of September 26, 2006, by and between American Color Graphics, Inc., as Seller and American Color Graphics Finance, LLC, as Purchaser

12.1		Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1		Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.
Date: November 13, 2006	By /s/ Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer (Authorized Officer)

Date: November 13, 2006	By /s/ Patrick W. Kellick
Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	(a)
First Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of September 26, 2006, among Graphics and Holdings; with Bank of America, N.A., as Administrative Agent and L/C Issuer; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and certain lenders

10.20
Credit Agreement dated as of September 26, 2006, among American Color Graphics Finance, LLC; with Bank of America, N.A., as Administrative Agent and Collateral Agent; and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager

10.21		Security Agreement dated as of September 26, 2006, between American Color Graphics Finance, LLC; among Bank of America, N.A., as Collateral Agent

10.22
Servicing Agreement dated as of September 26, 2006, by and among American Color Graphics, Inc., as Servicer, American Color Graphics Finance, LLC, as Purchaser, and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.23		Contribution and Sale Agreement dated as of September 26, 2006, by and between American Color Graphics, Inc., as Seller and American Color Graphics Finance, LLC, as Purchaser

12.1		Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1		Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350