Form 10-Q
period 2007-06-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2007-08-31
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 33-97090
ACG HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	62-1395968 (I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)
(615) 377-0377
(Registrant’s Telephone Number, Including Area Code)
AMERICAN COLOR GRAPHICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	16-1003976 (I.R.S. Employer Identification No.)

100 Winners Circle, Brentwood, Tennessee (Address of Principal Executive Offices)	37027 (Zip Code)
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
Yes ☐     No ☑
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
Yes ☐     No ☑
ACG Holdings, Inc. has 173,254 shares outstanding of its Common Stock, $.01 Par Value, as of August 31, 2007 (all of which are privately owned and not traded on a public market).

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2007 and March 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 6.	Exhibits	33

	SIGNATURES	34

	EXHIBIT INDEX	35
EX-10.4(A) EMPLOYMENT AGREEMENT AMENDMENT
EX-10.6(A) EMPLOYMENT AGREEMENT AMENDMENT
Ex-12.1 StEX-12.1 STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO and CFO

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,084 and $1,017 at June 30, 2007 and March 31, 2007, respectively	42,523	44,385
Other	2,494	2,645

Total receivables	45,017	47,030

Inventories	6,463	7,146
Deferred income taxes	962	962
Prepaid expenses and other current assets	6,334	4,914

Total current assets	58,776	60,052

Property, plant and equipment	301,492	296,556
Less accumulated depreciation	(221,323)	(214,772)

Net property, plant and equipment	80,169	81,784

Excess of cost over net assets acquired	66,548	66,548

Other assets	18,329	17,840

Total assets	$223,822	226,224

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	June 30, 2007	March 31, 2007
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt and capital leases	$363,711	352,110
Trade accounts payable	34,634	33,091
Accrued expenses	21,925	30,312
Income tax payable	150	487

Total current liabilities	420,420	416,000

Deferred income taxes	2,761	2,677
Other liabilities	51,406	52,499

Total liabilities	474,587	471,176

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 173,254 shares and 158,205 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(238,761)	(232,083)
Other accumulated comprehensive loss, net of tax	(14,044)	(14,909)

Total stockholders’ deficit	(250,765)	(244,952)

Total liabilities and stockholders’ deficit	$223,822	226,224

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Sales	$105,823	110,010
Cost of sales	94,941	97,547

Gross profit	10,882	12,463

Selling, general and administrative expenses	6,576	5,999

Restructuring costs (benefit)	22	(251)

Operating income	4,284	6,715

Other expense (income):
Interest expense	10,531	9,522
Interest income	(6)	(11)
Other, net	282	227

Total other expense	10,807	9,738

Loss before income taxes	(6,523)	(3,023)

Income tax expense (benefit):
Current	223	195
Deferred	(68)	(480)

Total income tax expense (benefit)	155	(285)

Net loss	$(6,678)	(2,738)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Cash flows provided (used) by operating activities:

Net loss	$(6,678)	(2,738)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,912	4,633
Amortization of other assets	6	10
Amortization of deferred financing costs	921	682
Deferred income tax benefit	(68)	(480)
Decrease in working capital deficiency and other	(6,798)	(10,371)

Net cash used by operating activities	(7,705)	(8,264)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(2,513)	(3,023)
Proceeds from sales of property, plant and equipment	65	11
Other	(139)	(98)

Net cash used by investing activities	(2,587)	(3,110)

Cash flows provided (used) by financing activities:

Net increase in revolver borrowings	12,554	12,300
Repayment of capital lease obligations	(953)	(903)
Payment of deferred financing costs	(1,298)	—

Net cash provided by financing activities	10,303	11,397

Effect of exchange rates on cash	(11)	(23)

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K and 10-K/A for the fiscal year ended March 31, 2007.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Restatement of Financial Statements
On August 31, 2007, the Company filed its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. This report included restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005. Accordingly, the prior year financial results for the quarter ended June 30, 2006 reflect the impact of the restatement.
The issues requiring the restatement, noted above, included a correction of the Company’s accounting treatment of certain deferred financing costs and an adjustment to the Company’s accrued vacation liability calculation, and certain other corrections of individually immaterial errors, including adjustments to the Company’s utility and restructuring liabilities. The revisions associated with this restatement decreased the Company’s previously reported net loss during the three months ended June 30, 2006 by $604,000.
The following condensed statement of operations reconcile previously reported and restated financial information for the three months ended June 30, 2006:

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Restatement
	June 30, 2006	Related	June 30, 2006
	As Reported	Adjustments	Restated
Sales	$110,010	—	110,010
Cost of sales(b)(c)	97,864	(317)	97,547

Gross profit	12,146	317	12,463
Selling, general and administrative expenses(a)(b)	5,952	47	5,999
Restructuring costs (benefit)(d)	—	(251)	(251)

Operating income	6,194	521	6,715

Other expense (income):
Interest expense(a)	9,605	(83)	9,522
Interest income	(11)	—	(11)
Other, net	227	—	227

Total other expense	9,821	(83)	9,738

Loss before income taxes	(3,627)	604	(3,023)

Income tax benefit	(285)	—	(285)

Net loss	$(3,342)	604	(2,738)

(a)	The revised treatment of deferred financing costs resulted in an increase of $56,000 in selling, general and administrative expenses and a decrease of $83,000 in interest expense resulting in a net decrease of $27,000 in net loss.

(b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $73,000 and a decrease in selling, general and administrative expenses of $8,000 resulting in a net increase in net loss of $65,000.

(c)	The adjustment related to the utility liability resulted in a decrease in cost of sales of $390,000.

(d)	The adjustment related to the restructuring liability resulted in a restructuring benefit of $251,000.
3. Inventories
The components of inventories are as follows (in thousands):

	June 30,	March 31,
	2007	2007
Paper	$4,485	5,036
Ink	143	152
Supplies and other	1,835	1,958

Total inventories	$6,463	7,146

4. Notes Payable and Long-Term Debt
May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility (the “Old Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved the Company’s liquidity position. The 2005 Credit Agreement is a $90 million secured facility comprised of:

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009 which is not subject to a borrowing base limitation, (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 6.0% for loans at June 30, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 5.0% for loans at June 30, 2007. Margin levels under the 2005 Credit Agreement have increased as the level of receivables sold by Graphics to Graphics Finance (as defined below) under the Receivables Facility (as defined below) have increased. The current margin levels, however, will remain fixed for the maturity of the facility. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
Borrowings under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance (as defined below) under the Receivables Facility (as defined below) are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement, as amended, requires satisfaction of a first lien leverage ratio test and a minimum total liquidity test. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict the Company’s ability to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes), subject to certain exceptions;

•	repurchase or redeem equity interests;

•	change the nature of its business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to the Company from its subsidiaries.
The 2005 Credit Agreement also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification.
At June 30, 2007, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $31.6 million and had letters of credit outstanding of approximately $21.7 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $1.7 million.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 26, 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (as amended, the “Receivables Facility”) with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender and certain other lenders. The Receivables Facility improved Graphics’ overall liquidity position.
The maximum borrowing availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test and minimum total liquidity test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at June 30, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at June 30, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
On June 30, 2007, there were borrowings of $12.5 million under the Receivables Facility. Based on receivables purchased from Graphics at June 30, 2007, additional availability under the Receivables Facility was approximately $1.9 million. In addition to this availability, if Graphics Finance had purchased from Graphics all other eligible receivables at June 30, 2007, availability would have further increased by $13.5 million.
At June 30, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in the Company’s condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet the Company’s cash operating requirements.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10% Senior Second Secured Notes
The 10% Senior Second Secured Notes Due 2010 (the “10% Notes”) mature June 15, 2010, with interest payable semi-annually on June 15 and December 15. The 10% Notes were redeemable at the option of Graphics in whole or in part on June 15, 2007, at 105% of the principal amount, plus accrued interest. The redemption price will decline each year after 2007 and will be 100% of the principal amount of the 10% Notes, plus accrued interest, beginning on June 15, 2009. Upon a change of control, Graphics will be required to make an offer to purchase the 10% Notes, unless such requirement has been waived. The purchase price will equal 101% of the principal amount of the 10% Notes on the date of purchase, plus accrued interest.
Amendments to Credit Facilities
On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of the fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that the Company maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008.
Covenant Compliance and Liquidity
At August 31, 2007, the Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended and the 10% Notes indenture. The Company was not in compliance with certain reporting requirements under its 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of its independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
The Company anticipates that its primary needs for liquidity will be to conduct its business, meet debt service requirements, including its required interest payment on the 10% Notes on December 15, 2007, and make capital expenditures. The Company is continually working to improve its liquidity position.
The Company believes, based on management’s current forecasts and its current capital structure (and without giving effect to the proposed Vertis Merger, - see note 11), it will have sufficient liquidity to meet its requirements through November 29, 2007. If the Vertis Merger closes on or prior to such date, the Company will thereupon become a wholly-owned subsidiary of Vertis.
On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining the Company’s entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that the Company will be in compliance with its first lien coverage ratio covenants under its 2005 Credit Agreement and Receivables Facility at or after November 29, 2007. The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March  31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of its independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in its Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
In the event the merger agreement for the Vertis Merger is not entered into (or the Vertis Merger is not consummated by November 29, 2007), based on management’s current forecasts and the Company’s current capital structure, in order for the Company to have sufficient liquidity to meet its requirements for liquidity after November 29, 2007, including its next required interest payment on the 10% Notes, the Company would have to take one or more actions to improve its liquidity or modify its requirements for liquidity, which could include, without limitation, seeking waivers or amendments from the requisite lenders under the 2005 Credit Agreement or the Receivables Facility or the requisite holders of the 10% Notes, or all three thereof, under the documentation therefor, refinancing one or both of the 2005 Credit Agreement or Receivables Facility,

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
incurring additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s bank credit facilities and the requisite holders of the 10% Notes permit it), seeking to exchange some or all of the 10% Notes for other securities of the Company, selling the entire Company to another party or disposing of material assets or operations, reducing or delaying capital expenditures or otherwise reducing the Company’s expenses, or taking other material actions that could have a material adverse effect on the Company. If the Company’s business does not generate profitability and cash from operations in line with management’s current forecast for the period through November 29, 2007 (and the proposed Vertis Merger has not theretofore been consummated), the Company would be required to take one or more of such actions sooner than November 29, 2007. The Company cannot provide assurances that any such action could be successfully accomplished or as to the timing or terms thereof.
Based on management’s current forecasts and the Company’s current capital structure (and without giving effect to the proposed Vertis Merger or any other actions described above that the Company may take), the Company cannot provide any assurance that it will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived By the Creditors” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A” (“SFAS 78”), the Company has classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and the Company’s capital lease obligations as current liabilities in the accompanying June 30, 2007 condensed consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility, 10% Notes or capital lease obligations were due but unpaid at June 30, 2007, or at August 31, 2007.
See “Subsequent Event” note 11 for information about the proposed Vertis Merger.
5. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).
Total comprehensive loss for the three months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Net loss	$(6,678)	(2,738)

Foreign currency translation adjustment, net of tax	865	408

Total comprehensive loss	$(5,813)	(2,330)

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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Income tax expense for the three months ended June 30, 2007 is primarily attributable to tax expense related to income from foreign operations.
Income tax benefit for the three months ended June 30, 2006 relates primarily to an adjustment of $0.4 million to reflect a change in estimate with respect to the Company’s income tax liability, partially offset by tax expense related to income from foreign operations. The adjustment arose from events that changed the Company’s probability assessment, as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax benefit from U.S. losses in the three months ended June 30, 2007 and 2006 was offset by an increase in the deferred tax valuation allowance.
On April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The adoption resulted in reclassification of an immaterial amount from long-term deferred tax liabilities to long-term income taxes payable. The reclassified amount represents the Company’s liability for unrecognized tax benefits, including interest and penalties, as of the adoption date. The Company will recognize interest and penalties related to uncertain tax positions as income tax expense under FIN 48.
The Company’s tax years beginning with the year ended March 31, 2004 remain open for both federal and state income tax examinations. The Company has U.S. federal and state attributes arising in certain years ended December 31, 1989 and forward that remain available for review by taxing authorities. Foreign returns remain open for the years ended March 31, 2005 and forward.
7. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$114	133	6	12
Interest cost	1,071	1,230	34	68
Expected return on plan assets	(1,384)	(1,373)	—	—
Amortization of prior service cost	—	—	(71)	(71)
Amortization of unrecognized loss	243	605	—	—
Recognized net actuarial loss (gain)	—	—	2	4

Net periodic benefit cost	$44	595	(29)	13

8. Commitments and Contingencies
The Company has employment agreements with three of its principal officers. The agreements provide for minimum salary levels as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at June 30, 2007, excluding bonuses, is approximately $3.1 million.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at June 30, 2007 and March 31, 2007 is $40.6 million and $41.5 million, respectively, and is included within Other liabilities in the Company’s consolidated balance sheet.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at June 30, 2007. The Company believes this amount is adequate to cover such liabilities.
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. In the quarter ended March 31, 2007, the Company reduced the restructuring reserve related to this plan by approximately $0.1 million due to certain changes in assumptions related to lease termination costs. The Company also reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. These reductions of the restructuring reserve were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2007 and 2006, respectively.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2007, (in thousands):

	03/31/07		06/30/07
	Restructuring		Restructuring
	Reserve Balance	Activity	Reserve Balance
Lease termination costs	$335	(32)	303
Other costs	12	—	12

	$347	(32)	315

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal years ended March 31, 2007 and 2006, $0.2 million and $0.6 million of these costs were paid, respectively. As of June 30, 2007 the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates approximately $0.1 million will be paid during the remainder of the fiscal year ending March 31, 2008 and $0.1 million will also be paid during each of the fiscal years ending March 31, 2009 and March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company increased the restructuring reserve related to this plan by approximately $0.3 million in the quarter ended March 31, 2006 as a result of certain changes in assumptions related to lease termination costs and certain costs that could not be accrued for in prior periods. These changes in the reserve were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2007 (in thousands):

	03/31/07			06/30/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$598	(1)	(9)	588
Other costs	16	—	4	20

	$614	(1)	(5)	608

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal year ended March 31, 2007, less than $0.1 million of these costs were paid. During each of fiscal years ended March 31, 2006 and 2005, $1.0 million of these costs were paid. As of June 30, 2007 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid during the remainder of the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
Plant and SG&A Reduction Plan
In February 2005, the Company’s Board of Directors approved a restructuring plan for the print and premedia services segments to reduce overhead costs and improve operating efficiency and profitability. This plan resulted in the elimination of 60 positions within the Company, including both facility and selling and administrative employees.
As a result, the Company recorded a pre-tax restructuring charge of approximately $3.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring costs and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in SFAS 146. This restructuring charge was composed of severance and related termination benefits and other costs. The Company reduced the reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2006 primarily as a result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods. This reduction of the reserve was classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2006.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2007 (in thousands):

	03/31/07			06/30/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$71	(79)	8	—
Other costs	3	—	(3)	—

	$74	(79)	5	—

Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal years ended March 31, 2007, 2006 and 2005, $0.8 million, $2.1 million and $0.3 million of these costs were paid, respectively. As of June 30, 2007 the Company has paid all costs associated with this plan.
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
As a result of this plan, the Company recorded a pre-tax restructuring charge of approximately $8.6 million in the fourth quarter of the fiscal year ended March 31, 2002. This charge was classified within restructuring costs and other charges in the consolidated statements of operations for the fiscal year ended March 31, 2002. The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. In the quarter ended March 31, 2007, the Company recorded non-cash imputed interest associated with sub-lease income to this reserve of less than $0.1 million. This imputed interest was classified as interest expense in the consolidated statement of operations for the fiscal year ended March 31, 2007. The Company recorded an additional $(0.1) million, $0.2 million, $0.3 million and $0.6 million of restructuring charges related to this plan in the quarters ended March 31, 2007, March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to future lease commitments and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the three months ended June 30, 2007 (in thousands):

03/31/07
	Restructuring			06/30/07
	Reserve		Reserve	Restructuring
	Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$1,071	(61)	22	1,032
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. In the fiscal year ended March 31, 2007, $0.3 million of these costs were paid, during each of the fiscal years ended March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of June 30, 2007, the Company believes the restructuring reserve of approximately $1.0 million is adequate. The Company anticipates that $0.2 million will be paid during the remainder of fiscal year ending March 31, 2008, and an additional $0.2 million will be paid in the fiscal year ending March 31, 2009 and $0.3 million will be paid during each of the fiscal years ending March 31, 2010 and 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The Company has two reportable segments: (1) print and (2) premedia services. The print business produces advertising inserts, comics (Sunday newspaper comics, comic insert advertising and comic books) and other publications. The Company’s premedia services business assists customers in the design, creation and capture, layout, storage, color and brand management, transmission and distribution of images and content. The majority of the premedia services work leads to the production of a file in a format appropriate for use by printers as well as other forms of media.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Three Months Ended June 30, 2007
Sales	$94,517	11,306	—	105,823

EBITDA	$8,296	1,778	(1,154)	8,920

Depreciation and amortization	(4,488)	(430)	—	(4,918)
Interest expense	—	—	(10,531)	(10,531)
Interest income	—	—	6	6
Income tax expense	—	—	(155)	(155)

Net income (loss)	$3,808	1,348	(11,834)	(6,678)

Total assets	$200,647	11,168	12,007	223,822
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,508	5	—	2,513

Three Months Ended June 30, 2006 (Restated)
Sales	$97,153	12,857	—	110,010

EBITDA	$9,225	2,799	(893)	11,131

Depreciation and amortization	(4,116)	(527)	—	(4,643)
Interest expense	—	—	(9,522)	(9,522)
Interest income	—	—	11	11
Income tax benefit	—	—	285	285

Net income (loss)	$5,109	2,272	(10,119)	(2,738)

Total assets	$205,110	12,935	11,612	229,657
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,805	218	—	3,023
10. Impact of Recently Issued Accounting Standards
In July 2006, the FASB issued FIN 48, to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. The adoption of FIN 48 as of April 1, 2007 has had no material impact on the condensed consolidated financial statements as a whole (see note 6).
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for the Company as of April 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS 157 will have on the condensed consolidated financial statements as a whole.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires an entity to (a) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan prospectively and the disclosure requirements are effective for the Company for the fiscal year ending March 31, 2008. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end will be effective for the fiscal year ending March 31, 2009. The Company has begun its analysis of the impact of the adoption of SFAS 158 but does not currently anticipate a significant impact on the condensed consolidated financial statements as a whole.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS 159 will be effective for the Company as of April 1, 2008. The Company is in the process of evaluating the impact, if any, SFAS 159 will have on the condensed consolidated financial statements as a whole.
11. Subsequent Event
On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.
The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of Holdings, together with its wholly-owned subsidiary, Graphics, including, but not limited to:
•	a failure to achieve expected cost reductions or to execute other key strategies;

•	fluctuations in the cost of paper, ink and other key raw materials used;

•	changes in the advertising and print markets;

•	actions by our competitors, particularly with respect to pricing;

•	the financial condition of our customers;

•	downgrades of our credit ratings;

•	our financial condition and liquidity and our leverage and debt service obligations;

•	the general condition of the United States economy;

•	interest rate and foreign currency exchange rate fluctuations;

•	the level of capital resources required for our operations;

•	changes in the legal and regulatory environment;

•	the demand for our products and services; and

•	other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.
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
Restated Financial Statements
On August 31, 2007, we filed our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. This report included restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005. Accordingly, the prior year financial results for the quarter ended June 30, 2006 reflect the impact of the restatement.
The issues requiring the restatement included a correction of our accounting treatment of certain deferred financing costs, an adjustment to our accrued vacation liability calculation, and certain other corrections of individually immaterial errors including,

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
adjustments to our utility and restructuring liabilities. The revisions associated with this restatement decreased our previously reported net loss during the three months ended June 30, 2006 by $604,000.
See note 2 to the condensed consolidated financial statements for reconciliation of previously reported and restated financial information for the three months ended June 30, 2006.
The following table summarizes our results of operations for the three months ended June 30, 2007 (the “2007 Three-Month Period”) and the three months ended June 30, 2006 (the “2006 Three-Month Period”):

	Three Months Ended
	June 30,
	2007	2006
		(Restated)
Sales:
Print	$94,517	97,153
Premedia Services	11,306	12,857

Total	$105,823	110,010

Gross Profit:
Print	$8,161	8,691
Premedia Services	2,719	3,773
Other	2	(1)

Total	$10,882	12,463

Gross Margin:
Print	8.6%	8.9%
Premedia Services	24.1%	29.3%
Total	10.3%	11.3%

EBITDA:
Print	$8,296	9,225
Premedia Services	1,778	2,799
Other (a)	(1,154)	(893)

Total	$8,920	11,131

EBITDA Margin:
Print	8.8%	9.5%
Premedia Services	15.7%	21.8%
Total	8.4%	10.1%

(a)	Other operations include corporate general and administrative expenses.
EBITDA is presented and discussed because management believes that investors regard EBITDA as a key measure of a leveraged company’s operating performance as it removes interest, taxes, depreciation and amortization from the operational results of our business. “EBITDA” is defined as earnings before net interest expense, income tax expense (benefit), depreciation and amortization. “EBITDA Margin” is defined as EBITDA as a percentage of net sales. EBITDA is not a measure of financial performance under U.S. generally

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
accepted accounting principles and should not be considered an alternative to net income (loss) (or any other measure of performance under U.S. generally accepted accounting principles) as a measure of performance or to cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity. Certain covenants in the indenture governing the 10% Senior Second Secured Notes Due 2010 (the “10% Notes”), the 2005 Credit Agreement and the Receivables Facility are based on, or include EBITDA, subject to certain adjustments.
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended June 30, 2007

EBITDA	$8,296	1,778	(1,154)	8,920

Depreciation and amortization	(4,488)	(430)	—	(4,918)
Interest expense, net	—	—	(10,525)	(10,525)
Income tax expense	—	—	(155)	(155)

Net income (loss)	$3,808	1,348	(11,834)	(6,678)

Three Months Ended June 30, 2006 (Restated)
EBITDA	$9,225	2,799	(893)	11,131

Depreciation and amortization	(4,116)	(527)	—	(4,643)
Interest expense, net	—	—	(9,511)	(9,511)
Income tax benefit	—	—	285	285

Net income (loss)	$5,109	2,272	(10,119)	(2,738)

Print
Sales. In the 2007 Three-Month Period, print sales decreased $2.6 million to $94.5 million from $97.1 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period includes a decrease in print production volume of approximately 4.1%, decreased paper prices and to a lesser degree the continued impact of competitive pricing pressures. These decreases were offset in part by benefits related to improved customer and product mix. See “–Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2007 Three-Month Period, print gross profit decreased $0.5 million to $8.2 million from $8.7 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period includes the impact of decreased print production volume, continued competitive pricing pressures, incremental losses associated with the start-up of a newspaper service facility and continued, but improving, productivity and cost issues at one of our print facilities. These decreases were offset in part by benefits related to improved customer and product mix. In the 2007 Three-Month Period, print gross margin decreased to 8.6% from 8.9% in the 2006 Three-Month Period. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2007 Three-Month Period, print selling, general and administrative expenses increased $0.6 million to $4.3 million, or 4.6% of print sales, from $3.7 million, or 3.9% of print sales, in the 2006 Three-Month Period. The increase in the 2007 Three-Month Period is largely

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
related to the impact of the change in our estimates related to the allowance for doubtful accounts and to a lesser degree increases in employee related costs.
Restructuring Costs (Benefit). Restructuring costs (benefit) was expense of less than $0.1 million in the 2007 Three-Month Period versus a benefit of $(0.3) million in the 2006 Three-Month Period.
Other Expense (Income). In the 2007 Three-Month Period, print other expense (income) decreased to expense of less than $0.1 million from expense of $0.1 million in the 2006 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased to $8.3 million in the 2007 Three-Month Period from $9.2 million in the 2006 Three-Month Period.
Premedia Services
Sales. In the 2007 Three-Month Period, premedia services’ sales decreased approximately $1.6 million to $11.3 million from $12.9 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period includes decreased premedia production volume and the impact of continued competitive pricing pressures in this segment.
Gross Profit. In the 2007 Three-Month Period, premedia services’ gross profit decreased approximately $1.1 million to $2.7 million from $3.8 million in the 2006 Three-Month Period. Included were reductions associated with reduced sales, discussed above, offset in part by reduced manufacturing costs as a result of various cost containment initiatives. In the 2007 Three-Month Period, premedia services’ gross margin decreased to 24.1% from 29.3% in the 2006 Three-Month Period.
Selling, General and Administrative Expenses. In both the 2007 and 2006 Three-Month Periods, premedia services’ selling, general and administrative expenses remained unchanged at $1.4 million.
Other Expense (Income). Premedia services’ other expense (income) was income of less than $0.1 million in the 2007 Three-Month Period and expense of less than $0.1 million in the 2006 Three-Month period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $1.8 million in the 2007 Three-Month Period from $2.8 million in the 2006 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses. In the 2007 Three-Month Period, EBITDA from other operations increased to a loss of $1.2 million from a loss of $0.9 million in the 2006 Three-Month Period. The increased loss is largely related to incremental legal expenses associated with two lawsuits in which the Company is the plaintiff and other professional fees.
Interest Expense, Net
In the 2007 Three-Month Period, interest expense, net increased to $10.5 million from $9.5 million in the 2006 Three-Month Period. This increase is the result of both higher levels of indebtedness and increased borrowing costs.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Income Tax Expense (Benefit)
In the 2007 Three-Month Period, income tax increased to expense of $0.2 million from a benefit of $0.3 million in the 2006 Three-Month Period. This increase is primarily due to an adjustment of $0.4 million, recorded in the 2006 Three-Month Period, to reflect a change in estimate with respect to our income tax liability. The adjustment arose from events that changed our probability assessment, as discussed in SFAS 5, regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax benefit from U.S. losses in both the 2007 and 2006 Three-Month Periods was offset by an increase in the deferred tax valuation allowance.
On April 1, 2007, we adopted FIN 48. The adoption resulted in reclassification of an immaterial amount from long-term deferred tax liabilities to long-term income taxes payable. The reclassified amount represents our liability for unrecognized tax benefits, including interest and penalties, as of the adoption date. We will recognize interest and penalties related to uncertain tax positions as income tax expense under FIN 48.
The Company’s tax years beginning with the year ended March 31, 2004 remain open for both federal and state income tax examinations. The Company has U.S. federal and state attributes arising in certain years ended December 31, 1989 and forward that remain available for review by taxing authorities. Foreign returns remain open for the years ended March 31, 2005 and forward.
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $6.7 million in the 2007 Three-Month Period from $2.7 million in the 2006 Three-Month Period.
Liquidity and Capital Resources
*   *   *
On July 23, 2007, Holdings entered into a letter of intent with Vertis, Inc. (“Vertis”), with respect to the proposed merger of Holdings with Vertis or an affiliate of Vertis (the “Vertis Merger”). Upon the closing of the Vertis Merger, Graphics would become a wholly-owned subsidiary of Vertis. The closing is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions and the receipt of necessary approvals. The Vertis Merger would be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement). There can be no assurance that a definitive merger agreement can or will be signed or that it will be signed by any particular date. If signed, there can be no assurance that the transaction can or will be completed or that it will be completed by any particular date.
The letter of intent provides for a period of exclusivity with respect to the negotiations of a merger agreement. Such exclusivity period has been extended to September 3, 2007. The date on which the letter of intent may be terminated by either party thereto has also been extended to September 3, 2007. The parties have also agreed that, for such purposes, such date shall be automatically extended thereafter for additional one week periods, unless either party notifies the other that it will not extend such date prior to the end of any such additional one week period.
*   *   *

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Overview of Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility (as defined below under “—May 2005 Refinancing”) and the Receivables Facility (as defined below under “—September 2006 Revolving Trade Receivables Facility”). At June 30, 2007, we had additional borrowing capacity of $17.1 million under our two credit facilities as follows:
•	$1.7 million under the 2005 Revolving Credit Facility; and

•	$15.4 million under the Receivables Facility, including $1.9 million based on receivables purchased from Graphics at June 30, 2007 and an additional $13.5 million if Graphics Finance, defined below, had purchased from Graphics all other eligible receivables at June 30, 2007.
See “—May 2005 Refinancing” and “—September 2006 Revolving Trade Receivables Facility” below for further discussion of these credit facilities.
Our cash-on-hand of approximately $2.3 million is presented net of outstanding checks within trade accounts payable at June 30, 2007. Accordingly, cash is presented at a balance of $0 in the June 30, 2007 condensed consolidated balance sheet.
At June 30, 2007, we had total indebtedness of $363.7 million, which consisted of borrowings under the 2005 Term Loan Facility (as defined below under “—May 2005 Refinancing”) of $35.0 million, borrowings under the 2005 Revolving Credit Facility of $31.6 million, borrowings under the Receivables Facility of $12.5 million, capital lease obligations of $4.6 million, and $280 million of our 10% Notes. In addition, we had letters of credit outstanding under the 2005 Revolving Credit Facility of $21.7 million. The estimated fair value of our 10% Notes at June 30, 2007 was $224.7 million, or $55.3 million less than the carrying value. We have no off-balance sheet financial instruments other than operating leases.
On June 13, 2007, the 2005 Credit Agreement and the Receivables Facility were amended to (a) increase the maximum permissible first lien leverage ratios as of the last day of our fiscal quarters ending September 30, and December 31, 2007, and March 31, 2008, and (b) require that we maintain certain levels of minimum total liquidity at November 30, December 13, and December 31, 2007, and at the end of each month thereafter through March 31, 2008.
At August 31, 2007, we were in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended and the 10% Note indenture. We were not in compliance with certain reporting requirements under our 2005 Credit Agreement and Receivables Facility subsequent to March 31, 2007. On August 31, 2007, the lenders under both facilities waived such noncompliance. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report and opinion of our independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying our restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
During the 2007 Three-Month Period, we used net borrowings from the 2005 Revolving Credit Facility of $4.7 million, net borrowings from the Receivables Facility of $7.8 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$7.7 million of operating activities (see our Consolidated Statements of Cash Flows appearing elsewhere in this Report);

•	$2.5 million in cash capital expenditures; and

•	$2.3 million to service other indebtedness (including repayment of capital lease obligations of $1.0 million and payment of deferred financing costs of $1.3 million).

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Scheduled repayments of existing capital lease obligations during Fiscal Year 2008 are approximately $2.4 million.
Interest on our 10% Notes is payable semiannually in cash on each June 15 and December 15.
A significant portion of Graphics’ long-term obligations, including indebtedness under the 2005 Credit Agreement, and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement, including, among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.
We anticipate that our primary needs for liquidity will be to conduct our business, meet debt service requirements, including our required interest payment on the 10% Notes on December 15, 2007, and make capital expenditures. We are continually working to improve our liquidity position.
We believe, based on our management’s current forecasts and our current capital structure (and without giving effect to the proposed Vertis Merger), we will have sufficient liquidity to meet our requirements through November 29, 2007. If the Vertis Merger closes on or prior to such date, we will thereupon become a wholly-owned subsidiary of Vertis.
On August 31, 2007, our 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, will not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining our entitlement to make additional borrowings under either such facility on or prior to such date). We do not believe that it is probable that we will be in compliance with our first lien coverage ratio covenants under our 2005 Credit Agreement and Receivables Facility at or after November 29, 2007. The lenders under both facilities also waived our noncompliance with certain reporting requirements under such facilities at subsequent to March 31, 2007. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying our restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
In the event the merger agreement for the Vertis Merger is not entered into (or the Vertis Merger is not consummated by November 29, 2007), based on our management’s current forecasts and our current capital structure, in order for us to have sufficient liquidity to meet our requirements for liquidity after November 29, 2007, including our next required interest payment on the 10% Notes, we would have to take one or more actions to improve our liquidity or modify our requirements for liquidity, which could include, without limitation, seeking waivers or amendments from the requisite lenders under our 2005 Credit Agreement or our Receivables Facility or the requisite holders of our 10% Notes, or all three thereof, under the documentation therefor, refinancing one or both of our 2005 Credit Agreement or Receivables Facility, incurring additional indebtedness above currently permitted levels (if the requisite lenders under our bank credit facilities and the requisite holders of our 10% Notes permit it), seeking to exchange some or all of our 10% Notes for other securities of the Company, selling the entire Company to another party or disposing of material assets or operations, reducing or delaying capital expenditures or otherwise reducing our expenses, or taking other material actions that could have a material adverse effect on us.
If our business does not generate profitability and cash from operations in line with our management’s current forecast for the period through November 29, 2007 (and the proposed Vertis Merger has not theretofore been consummated), we would be required to take one or more of such actions sooner than November 29, 2007. We can provide no assurances that any such action could be successfully accomplished or as to the timing or terms thereof.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Based on our management’s current forecasts and our current capital structure (and without giving effect to the proposed Vertis Merger or any other actions described above that we may take), we cannot provide any assurance that we will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after November 29, 2007. Accordingly, pursuant to Emerging Issues
Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), we have classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and all our capital lease obligations as current liabilities in the accompanying March 31, 2007 consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at June 30, 2007, or August 31, 2007.
May 2005 Refinancing
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of our $70 million senior secured revolving credit facility (the “Old Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved our liquidity position. The 2005 Credit Agreement, as amended, is a $90 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009, which is not subject to a borrowing base limitation, (the “2005 Revolving Credit Facility”); and

•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”).
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 6.0% for loans at June 30, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 5.0% for loans at June 30, 2007. Margin levels under the 2005 Credit Agreement have increased as the level of receivables sold by Graphics to Graphics Finance (as defined below) under the Receivables Facility (as defined below) have increased. The current margin levels, however, will remain fixed for the maturity of the facility. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
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

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The 2005 Credit Agreement, as amended, requires satisfaction of:
•	a first lien leverage ratio test; and

•	a minimum total liquidity test.
In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict our ability and the ability of Holdings to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes), subject to certain exceptions;

•	repurchase or redeem equity interests;

•	change the nature of our business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to us or Holdings from our subsidiaries.
The 2005 Credit Agreement also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” qualification.
September 2006 Revolving Trade Receivables Facility
On September 26, 2006, American Color Graphics Finance, LLC (“Graphics Finance”), a newly formed wholly-owned subsidiary of Graphics, entered into a $35 million revolving trade receivables facility (as amended, the “Receivables Facility”) with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, Collateral Agent and Lender, and certain other lenders. The Receivables Facility improved Graphics’ overall liquidity position.
The maximum availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Graphics expects most of its receivables from U.S. customers will be eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test and minimum total liquidity test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” qualification. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at June 30, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at June 30, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
At June 30, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in our condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet our cash operating requirements.
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

	Three Months Ended
	June 30,
	2007	2006
Print segment VAR (in thousands)	$48,202	47,073

Print segment impressions (in millions)	2,747	2,864
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended
	June 30,
	2007	2006
	(In thousands)
Print segment sales	$94,517	97,153
Paper, ink and subcontract services	(46,315)	(50,080)

Print segment VAR	$48,202	47,073

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
New Accounting Pronouncements
In July 2006, the FASB issued FIN 48, to clarify accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. The adoption of FIN 48 on April 1, 2007 did not have a material impact on the condensed consolidated financial statements as a whole. See “—Income Tax Expense (Benefit)” above.
In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes the framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 will be effective for us as of April 1, 2008. We are in the process of evaluating the impact, if any, SFAS 157 will have on our condensed consolidated financial statements as a whole.
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
In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of SFAS 159 will be effective for us as of April 1, 2008. We are in the process of evaluating the impact, if any, SFAS 159 will have on our condensed financial statements as a whole.
Contractual Obligations
There have been no material changes in our contractual obligations from those disclosed in our Form 10-K/A for the fiscal year ended March 31, 2007 filed with the SEC on August 31, 2007.

ACG HOLDINGS, INC.
PART I – FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At June 30, 2007 we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $79.1 million, respectively. At March 31, 2007, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $66.6 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at June 30, 2007 was $303.8 million, or $55.3 million less than the carrying value, and at March 31, 2007 was $286.4 million, or $60.2 million less than the carrying value. At our June 30, 2007 and March 31, 2007 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.8 million at June 30, 2007 and approximately $0.7 million at March 31, 2007 on our variable rate debt.
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
Item 4. Controls and Procedures.
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective because of our reporting relating to accounting for deferred financing costs, accrued vacation liability and other individually immaterial items described below. No significant changes were made in our internal controls over financial reporting during the quarter ended June 30, 2007, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
On August 20, 2007, we, in consultation with our Board of Directors, announced through a Form 8-K filing with the Securities and Exchange Commission (“SEC”), that as a result of certain accounting matters, the financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 would be restated. We completed our review and restated the audited financial statements for those periods.
We have historically capitalized costs associated with our quarterly and annual SEC filings including, without limitation, costs related to legal services, rating agency fees, EDGAR fees and printing services, as deferred financing costs within our consolidated balance sheet. These costs were amortized over future periods through interest expense within our consolidated statements of operations over the remaining term of the underlying debt instrument. We are required to file periodic reports with the SEC as a result of a covenant in the indenture governing the 10% Notes. Due to this covenant requirement (and a covenant requirement to maintain the effectiveness of a registration statement previously filed by us with the SEC), these costs were previously deemed by us to relate specifically to the ongoing indenture requirement, and therefore, provided future economic benefit.
During August 2007, we were advised by Ernst & Young LLP that based on applicable guidance, such costs should not be capitalized and expensed over future periods, but should be treated as period costs and expensed through the selling, general and administrative expense line item of our consolidated statements of operations. We reviewed the current guidance and determined to conform to this approach.
The second primary adjustment related to a revision of the Company’s accrued vacation liability calculation, due to the correction of certain underlying supporting data.
Accordingly, the Company amended its Annual Report on Form 10-K for the fiscal year ended March 31, 2007, as originally filed on June 27, 2007, and restated the financial statements included within for the fiscal years ended March 31, 2007, 2006 and 2005.
In connection with such restatement of financial statements and the preparation of this Quarterly Report on Form 10-Q, our management reassessed certain of our disclosure controls and procedures and implemented additional procedures to remedy the lack of effectiveness referenced above.

ACG HOLDINGS, INC.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes since March 31, 2007. Reference is made to “Business – Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2007.
Item 6. Exhibits.

Exhibit No.	Description

10.4(a)	Amendment dated August 24, 2007 to Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Patrick W. Kellick

10.6(a)	Amendment dated August 24, 2007 to Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Kathleen A. DeKam

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.
Date: August 31, 2007	By /s/ Stephen M. Dyott

Stephen M. Dyott
Chairman, President and Chief Executive Officer ACG Holdings, Inc. Chairman and Chief Executive Officer American Color Graphics, Inc. (Authorized Officer)

Date: August 31, 2007	By /s/ Patrick W. Kellick

Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.4(a)	Amendment dated August 24, 2007 to Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Patrick W. Kellick.

10.6(a)	Amendment dated August 24, 2007 to Employment Agreement dated as of April 19, 2007, among Graphics, Holdings and Kathleen A. DeKam.

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a – 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350