Form 10-Q
period 2007-09-30
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2007-11-14
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐   No ☑
ACG Holdings, Inc. has 175,532 shares outstanding of its Common Stock, $.01 Par Value, as of October 31, 2007 (all of which are privately owned and not traded on a public market).

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	March 31,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,108 and $1,017 at September 30, 2007 and March 31, 2007, respectively	45,733	44,385
Other	2,393	2,645

Total receivables	48,126	47,030

Inventories	6,657	7,146
Deferred income taxes	673	962
Prepaid expenses and other current assets	5,934	4,914

Total current assets	61,390	60,052

Property, plant and equipment	303,828	296,556
Less accumulated depreciation	(225,786)	(214,772)

Net property, plant and equipment	78,042	81,784

Excess of cost over net assets acquired	66,548	66,548

Other assets	17,277	17,840

Total assets	$223,257	226,224

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	September 30,	March 31,
	2007	2007
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt and capital leases	$368,515	352,110
Trade accounts payable	33,160	33,091
Accrued expenses	27,877	30,312
Income tax payable	39	487

Total current liabilities	429,591	416,000

Deferred income taxes	6,241	2,677
Other liabilities	50,338	52,499

Total liabilities	486,170	471,176

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 173,254 shares and 158,205 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(251,555)	(232,083)
Other accumulated comprehensive loss, net of tax	(13,398)	(14,909)

Total stockholders’ deficit	(262,913)	(244,952)

Total liabilities and stockholders’ deficit	$223,257	226,224

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
		(Restated)

Sales	$101,396	111,654
Cost of sales	90,929	99,324

Gross profit	10,467	12,330

Selling, general and administrative expenses	6,316	6,374

Restructuring costs	67	95

Operating income	4,084	5,861

Other expense (income):
Interest expense	10,886	9,941
Interest income	(6)	(39)
Other, net	2,219	448

Total other expense	13,099	10,350

Loss before income taxes	(9,015)	(4,489)

Income tax expense (benefit):
Current	128	76
Deferred	3,651	(77)

Total income tax expense (benefit)	3,779	(1)

Net loss	$(12,794)	(4,488)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
		(Restated)

Sales	$207,219	221,664
Cost of sales	185,870	196,871

Gross profit	21,349	24,793

Selling, general and administrative expenses	12,892	12,373

Restructuring costs (benefit)	89	(156)

Operating income	8,368	12,576

Other expense (income):
Interest expense	21,417	19,463
Interest income	(12)	(50)
Other, net	2,501	675

Total other expense	23,906	20,088

Loss before income taxes	(15,538)	(7,512)

Income tax expense (benefit):
Current	351	271
Deferred	3,583	(557)

Total income tax expense (benefit)	3,934	(286)

Net loss	$(19,472)	(7,226)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
		(Restated)
Cash flows provided (used) by operating activities:

Net loss	$(19,472)	(7,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,215	9,259
Amortization of other assets	11	22
Amortization of deferred financing costs	1,927	1,449
Deferred income tax expense (benefit)	3,583	(557)
Decrease in working capital deficiency and other	(5,934)	(14,583)

Net cash used by operating activities	(10,670)	(11,636)

Cash flows provided (used) by investing activities:

Purchases of property, plant and equipment	(4,130)	(7,250)
Proceeds from sales of property, plant and equipment	60	12
Other	(255)	(131)

Net cash used by investing activities	(4,325)	(7,369)

Cash flows provided (used) by financing activities:

Net increase in revolver borrowings	18,125	23,250
Repayment of capital lease obligations	(1,720)	(1,825)
Payment of deferred financing costs	(1,339)	(2,395)

Net cash provided by financing activities	15,066	19,030

Effect of exchange rates on cash	(71)	(25)

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K and 10-K/A for the fiscal year ended March 31, 2007.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Restatement of Financial Statements
On August 31, 2007, the Company filed its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. This report included restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005. Accordingly, the prior year financial results for the three and six months ended September 30, 2006 reflect the impact of the restatement.
The issues causing the restatement, noted above, included a correction of the Company’s accounting treatment of certain deferred financing costs and an adjustment to the Company’s accrued vacation liability calculation, and certain other corrections of individually immaterial errors, including adjustments to the Company’s utility and restructuring liabilities. The revisions associated with this restatement increased the Company’s previously reported net loss during the three months ended September 30, 2006 by $114,000 and decreased the previously reported net loss during the six months ended September 30, 2006 by $490,000.
The following condensed statements of operations reconcile previously reported and restated financial information for the three and six months ended September 30, 2006:

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months		Three Months
	Ended		Ended
	September 30,	Restatement	September 30,
	2006	Related	2006
	As Reported	Adjustments	Restated

Sales	$111,654	—	111,654
Cost of sales (b) (c) (e)	99,307	17	99,324

Gross profit	12,347	(17)	12,330
Selling, general and administrative expenses (a) (b) (e)	6,293	81	6,374
Restructuring costs (d)	—	95	95

Operating income	6,054	(193)	5,861

Other expense (income):
Interest expense (a)	10,020	(79)	9,941
Interest income	(39)	—	(39)
Other, net	448	—	448

Total other expense	10,429	(79)	10,350

Loss before income taxes	(4,375)	(114)	(4,489)

Income tax benefit	(1)	—	(1)

Net loss	$(4,374)	(114)	(4,488)

(a)	The revised treatment of deferred financing costs resulted in an increase of $89,000 in selling, general and administrative expenses and a decrease of $79,000 in interest expense resulting in a net increase of $10,000 in net loss.

(b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $73,000 and a decrease in selling, general and administrative expenses of $7,000 resulting in a net increase in net loss of $66,000.

(c)	The adjustment related to the utility liability resulted in a decrease in cost of sales of $57,000.

(d)	The adjustment related to the restructuring liability resulted in a restructuring expense of $95,000.

(e)	Other immaterial adjustments resulted in a net increase in cost of sales of $1,000 and a net decrease in selling, general and administrative expenses of $1,000.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months		Six Months
	Ended		Ended
	September 30,	Restatement	September 30,
	2006	Related	2006
	As Reported	Adjustments	Restated
Sales	$221,664	—	221,664
Cost of sales (b) (c) (e)	197,171	(300)	196,871

Gross profit	24,493	300	24,793
Selling, general and administrative expenses (a) (b) (e)	12,245	128	12,373
Restructuring costs (benefit) (d)	—	(156)	(156)

Operating income	12,248	328	12,576

Other expense (income):
Interest expense (a)	19,625	(162)	19,463
Interest income	(50)	—	(50)
Other, net	675	—	675

Total other expense	20,250	(162)	20,088

Loss before income taxes	(8,002)	490	(7,512)

Income tax benefit	(286)	—	(286)

Net loss	$(7,716)	490	(7,226)

(a)	The revised treatment of deferred financing costs resulted in an increase of $145,000 in selling, general and administrative expenses and a decrease of $162,000 in interest expense resulting in a net decrease of $17,000 in net loss.

(b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $146,000 and a decrease in selling, general and administrative expenses of $15,000 resulting in a net increase in net loss of $131,000.

(c)	The adjustment related to the utility liability resulted in a decrease in cost of sales of $447,000.

(d)	The adjustment related to the restructuring liability resulted in a restructuring benefit of $156,000.

(e)	Other immaterial adjustments resulted in an increase in cost of sales of $1,000 and a decrease in selling, general and administrative expenses of $2,000 resulting in a net decrease in net loss of $1,000.
3. Inventories
The components of inventories are as follows (in thousands):

	September 30,	March 31,
	2007	2007
Paper	$4,732	5,036
Ink	135	152
Supplies and other	1,790	1,958

Total inventories	$6,657	7,146

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4. Notes Payable and Long-Term Debt
Covenant Compliance and Liquidity
At September 30, 2007, the Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended, and the 10% Notes indenture. See the description elsewhere in this “Covenant Compliance and Liquidity” concerning (a) certain amendments and waivers under the 2005 Credit Agreement and the Receivables Facility that were entered into or granted by the lenders thereunder on August 31, 2007, and on November 14, 2007, and (b) the agreement of holders of in excess of 90% of the aggregate principal amount of the 10% Notes to defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and the amendment of certain covenants in the 10% Notes indenture.
The Company anticipates that its primary needs for liquidity will be to conduct its business, meet debt service requirements, and make capital expenditures. The Company is continually working to improve its liquidity position. The Company believes, based on its management’s current forecasts and its current capital structure, it will have sufficient liquidity to meet its requirements through February 15, 2008.
On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, would not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such facility on or prior to such date). The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in its Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
On November 14, 2007, holders of in excess of 90% of the aggregate principal amount of the 10% Notes agreed with the Company to (a) defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and (b) amend certain covenants in the 10% Notes indenture. In consideration thereof, the Company issued to each such holder a senior second secured noninterest-bearing promissory note due March 15, 2008, of Graphics with a principal amount equal to the sum of the amount of the cash interest payment deferred on the 10% Notes held by such holder and a consent fee equal to 1% of the principal amount of the 10% Notes held by such holder (collectively, the “2007 Promissory Notes”). Such 2007 Promissory Notes are fully and unconditionally guaranteed by Holdings.
On November 14, 2007, certain provisions of the 2005 Credit Agreement and Receivables Facility were also amended or waived to (a) provide for an additional $5 million term loan to Graphics under the 2005 Term Loan Facility, and (b) temporarily waive until February 15, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) amended the covenant in each of the Company’s bank credit facilities requiring Graphics to maintain certain levels of minimum total liquidity and (b) temporarily waived until February 15, 2008, Graphics’ noncompliance with its obligation thereunder to deliver the Company’s restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in the Company’s Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification.
The Company does not believe it is probable that it will be in compliance with the first lien coverage ratio covenants under the 2005 Credit Agreement or the Receivables Facility after February 15, 2008. Based on the Company’s management’s current forecasts and its current capital structure, in order for the Company to have sufficient liquidity to meet its requirements for liquidity after February 15, 2008, including the payment of principal of the 2007 Promissory Notes on March 15, 2008, the Company would have to take one or more additional actions to improve its liquidity or modify its requirements for liquidity, which could include, without limitation, seeking to exchange some or all of the 10% Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under the 2005 Credit Agreement or the Receivables Facility or the requisite holders of the 10% Notes or the 2007 Promissory Notes, or all four thereof, under the documentation therefor, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s bank credit facilities and the requisite holders of the 10% Notes and 2007 Promissory Notes permit it), seeking to refinance one or both of the 2005 Credit Agreement or Receivables Facility, seeking to sell Holdings to another party, or taking other actions that could have a material adverse effect on the Company.
If the Company’s business does not generate profitability and cash from operations in line with its management’s current forecast for the period through February 15, 2008, the Company would be required to take one or more of such additional actions sooner than February 15, 2008. The Company can provide no assurances that any such action could be successfully accomplished or as to the timing or terms thereof.
Based on the Company’s management’s current forecasts and its current capital structure (and without giving effect to any additional actions described above that the Company may take), the Company cannot provide any assurance that it will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after February 15, 2008. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), the Company has classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and all its capital lease obligations as current liabilities in the accompanying September 30, 2007 condensed consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at September 30, 2007.
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
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 6.0% for loans at September 30, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 5.0% for loans at September 30, 2007. Margin levels under the 2005 Credit Agreement have increased as the level of receivables sold by Graphics to Graphics Finance (as defined below) under the Receivables Facility (as defined below) have increased. The current margin levels, however, will remain fixed until the maturity of the facility. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
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
The 2005 Credit Agreement, as amended, requires satisfaction of a first lien leverage ratio test and a minimum total liquidity test. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict the Company’s ability to:
•	incur or guarantee additional debt;

•	create or permit to exist certain liens;

•	pledge assets or engage in sale-leaseback transactions;

•	make capital expenditures, other investments or acquisitions;

•	prepay, redeem, acquire for value, refund, refinance, or exchange certain debt (including the 10% Notes, defined below), subject to certain exceptions;

•	repurchase or redeem equity interests;

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•	change the nature of its business;

•	pay dividends or make other distributions;

•	enter into transactions with affiliates;

•	dispose of assets or enter into mergers or other business combinations; and

•	place restrictions on dividends, distributions or transfers to the Company from its subsidiaries.
The 2005 Credit Agreement also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” qualification.
At September 30, 2007, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $32.8 million and had letters of credit outstanding of approximately $21.2 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $1.0 million.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at September 30, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at September 30, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
On September 30, 2007, there were borrowings of $16.9 million under the Receivables Facility. Based on receivables purchased from Graphics at September 30, 2007, additional availability under the Receivables Facility was approximately $2.0 million. In addition to this availability, if Graphics Finance had purchased from Graphics all other eligible receivables at September 30, 2007, availability would have further increased by $12.8 million.
At September 30, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in the Company’s condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet the Company’s cash operating requirements.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total comprehensive loss for the three and six months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Net loss	$(12,794)	(4,488)	(19,472)	(7,226)
Foreign currency translation adjustment, net of tax	646	(28)	1,511	380

Total comprehensive loss	$(12,148)	(4,516)	(17,961)	(6,846)

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
The Company recorded income tax expense of $3.8 million and $3.9 million for the three and six months ended September 30, 2007, respectively. This non-cash expense is primarily due to an increase in the deferred tax asset valuation allowance. This increase was recorded because, due to the financing and capital structure alternatives currently under consideration by the Company, certain taxable temporary differences are not expected to reverse in years in which deductible temporary differences or net operating loss carryforwards (“NOLs”) are expected to be available. Consequently, under SFAS 109, additional deferred tax asset valuation allowance is required for the tax effect of the future deductions that are not more likely than not to be utilized. The income tax benefit from U.S. losses in the three and six months ended September 30, 2007 was offset by an increase in the deferred tax asset valuation allowance.
The Company recorded income tax benefit of less than $0.1 million and $0.3 million for the three and six months ended September 30, 2006, respectively. The benefit in the six months ended September 30, 2006 relates primarily to an adjustment of $0.4 million, recorded in the three months ended June 30, 2006, to reflect a change in estimate with respect to the Company’s income tax liability. The adjustment arose from events that changed the Company’s probability assessment, as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) regarding the likelihood that certain contingent income tax items would become actual future liabilities. The income tax benefit from U.S. losses in the three and six months ended September 30, 2006 was offset by an increase in the deferred tax asset valuation allowance.
On April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” The adoption resulted in reclassification of an immaterial amount from long term deferred tax liabilities to long term income taxes payable. The reclassified amount represents the Company’s liability for unrecognized tax benefits, including interest and penalties, as of the adoption date. The Company will recognize interest and penalties related to uncertain tax positions as income tax expense under FIN 48.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s tax years beginning with the year ended March 31, 2004 remain open for federal and state income tax examinations. The Company has U.S. federal and state attributes arising in certain years ended December 31, 1989 and forward that remain available for review by taxing authorities. Foreign returns remain open for the years ended March 31, 2005 and forward.
7. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$115	98	6	11
Interest cost	1,073	889	34	68
Expected return on plan assets	(1,384)	(1,070)	—	—
Amortization of prior service cost	—	—	(71)	(71)
Amortization of unrecognized loss	244	411	—	—
Recognized net actuarial loss	—	—	2	4

Net periodic benefit cost	$48	328	(29)	12

	Six months ended		Six months ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$230	231	12	23
Interest cost	2,146	2,119	68	136
Expected return on plan assets	(2,768)	(2,443)	—	—
Amortization of prior service cost	—	—	(142)	(142)
Amortization of unrecognized loss	488	1,016	—	—
Recognized net actuarial loss	—	—	4	8

Net periodic benefit cost	$96	923	(58)	25

8. Commitments and Contingencies
The Company has employment agreements with three of its principal officers. The agreements provide for minimum salary levels as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at September 30, 2007, excluding bonuses, is approximately $3.1 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at September 30, 2007 and March 31, 2007 is $39.8 million and $41.5 million, respectively, and is included within Other liabilities in the Company’s consolidated balance sheets.
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
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at September 30, 2007. The Company believes this amount is adequate to cover such liabilities.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2007, (in thousands):

	03/31/07			09/30/07
	Restructuring			Restructuring
	Reserve Balance	Activity	Reserve Adjustment	Reserve Balance

Lease termination costs	$335	(70)	12	277
Other costs	12	—	(12)	—

	$347	(70)	—	277

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal years ended March 31, 2007 and 2006, $0.2 million and $0.6 million of these costs were paid, respectively. As of September 30, 2007 the Company believes the restructuring reserve of approximately $0.3 million is adequate. The Company anticipates approximately $0.1 million will be paid during the remainder of the fiscal year ending March 31, 2008 and $0.1 million will also be paid during each of the fiscal years ending March 31, 2009 and March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2007 (in thousands):

	03/31/07			09/30/07
	Restructuring			Restructuring
	Reserve Balance	Activity	Reserve Adjustment	Reserve Balance

Lease termination costs	$598	(1)	11	608
Other costs	16	—	(16)	—

	$614	(1)	(5)	608

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal year ended March 31, 2007, less than $0.1 million of these costs were paid. During each of fiscal years ended March 31, 2006 and 2005, $1.0 million of these costs were paid. As of September 30, 2007 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid during the remainder of the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2007 (in thousands):

	03/31/07			09/30/07
	Restructuring			Restructuring
	Reserve Balance	Activity	Reserve Adjustment	Reserve Balance

Severance and other employee costs	$71	(79)	8	—
Other costs	3	—	(3)	—

	$74	(79)	5	—

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal years ended March 31, 2007, 2006 and 2005, $0.8 million, $2.1 million and $0.3 million of these costs were paid, respectively. As of September 30, 2007 the Company has paid all costs associated with this plan.
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
The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. In the quarter ended March 31, 2007, the Company recorded non-cash imputed interest associated with sub-lease income to this reserve of less than $0.1 million. This imputed interest was classified as interest expense in the consolidated statement of operations for the fiscal year ended March 31, 2007. The Company recorded an additional $(0.1) million, $0.2 million, $0.3 million and $0.6 million of restructuring charges related to this plan in the quarters ended March 31, 2007, March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to future lease commitments and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the fiscal years ended March 31, 2007, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the six months ended September 30, 2007 (in thousands):

	03/31/07			09/30/07
	Restructuring			Restructuring
	Reserve Balance	Activity	Reserve Adjustment	Reserve Balance

Lease termination costs	$1,071	(127)	89	1,033
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. In the fiscal year ended March 31, 2007, $0.3 million of these costs were paid, during each of the fiscal years ended March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of September 30, 2007, the Company believes the restructuring reserve of approximately $1.0 million is adequate. The Company anticipates that $0.1 million will be paid during the remainder of fiscal year ending March 31, 2008 and $0.3 million will be paid during each of the fiscal years ending March 31, 2009, 2010 and 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.

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

(In thousands)	Print	Premedia Services	Corporate and Other	Total

Six Months Ended September 30, 2007
Sales	$184,191	23,028	—	207,219

EBITDA	$15,689	3,555	(4,151)	15,093

Depreciation and amortization	(8,391)	(835)	—	(9,226)
Interest expense	—	—	(21,417)	(21,417)
Interest income	—	—	12	12
Income tax expense	—	—	(3,934)	(3,934)

Net income (loss)	$7,298	2,720	(29,490)	(19,472)

Total assets	$201,116	11,517	10,624	223,257
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$4,003	127	—	4,130

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Print	Premedia Services	Corporate and Other	Total
Six Months Ended September 30, 2006
(Restated)
Sales	$196,244	25,420	—	221,664

EBITDA	$18,083	5,268	(2,169)	21,182

Depreciation and amortization	(8,245)	(1,036)	—	(9,281)
Interest expense	—	—	(19,463)	(19,463)
Interest income	—	—	50	50
Income tax benefit	—	—	286	286

Net income (loss)	$9,838	4,232	(21,296)	(7,226)

Total assets	$214,368	11,594	13,414	239,376
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$6,891	359	—	7,250

Three Months Ended September 30, 2007
Sales	$89,674	11,722	—	101,396

EBITDA	$7,393	1,777	(2,997)	6,173

Depreciation and amortization	(3,903)	(405)	—	(4,308)
Interest expense	—	—	(10,886)	(10,886)
Interest income	—	—	6	6
Income tax expense	—	—	(3,779)	(3,779)

Net income (loss)	$3,490	1,372	(17,656)	(12,794)

Total assets	$201,116	11,517	10,624	223,257
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,495	122	—	1,617

Three Months Ended September 30, 2006
(Restated)
Sales	$99,091	12,563	—	111,654

EBITDA	$8,858	2,469	(1,276)	10,051

Depreciation and amortization	(4,129)	(509)	—	(4,638)
Interest expense	—	—	(9,941)	(9,941)
Interest income	—	—	39	39
Income tax benefit	—	—	1	1

Net income (loss)	$4,729	1,960	(11,177)	(4,488)

Total assets	$214,368	11,594	13,414	239,376
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$4,086	141	—	4,227

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Impact of Recently Issued Accounting Standards
In July 2006, the FASB issued FIN 48, to clarify the accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. The adoption of FIN 48 as of April 1, 2007 had no material impact on the condensed consolidated financial statements as a whole (see note 6).
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
12. Subsequent Event
On October 4, 2007, the Company announced that its Board of Directors had determined to conduct a review of its strategic options following the unilateral termination by Vertis, Inc. of a previously announced letter of intent with respect to a possible merger of Holdings and Vertis. The Company said it would work with its financial advisor, Lehman Brothers, in connection with the review. The Company said its strategic options could include, among other things, seeking to exchange some or all of the 10% Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under the Company’s bank credit facilities and the 10% Notes, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s existing bank credit facilities and the 10% Notes permit it), seeking to refinance the Company’s current bank credit facilities, seeking to sell Holdings, or taking other actions that could have a material effect on the Company. The Company cannot provide any assurance that any such option will be pursued or can be accomplished or as to the timing or terms of any such action.
On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, would not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such facility on or prior to such date). The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in its Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
On November 14, 2007, holders of in excess of 90% of the aggregate principal amount of the 10% Notes agreed with the Company to (a) defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and (b) amend certain covenants in the 10% Notes indenture. In consideration thereof, the Company issued to each such holder a senior second secured noninterest-bearing promissory note due March 15, 2008, of Graphics with a principal amount equal to the sum of the amount of the cash interest payment deferred on the 10% Notes held by such holder and a consent fee equal to 1% of the principal amount of the 10% Notes held by such holder. Such notes are fully and unconditionally guaranteed by Holdings.
On November 14, 2007, certain provisions of the 2005 Credit Agreement and Receivables Facility were also amended or waived to (a) provide for an additional $5 million term loan to Graphics under the 2005 Term Loan Facility, and (b) temporarily waive until February 15, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) amended the covenant in each of the Company’s bank credit facilities requiring Graphics to maintain certain levels of minimum total liquidity and (b) temporarily waived until February 15, 2008, Graphics’ noncompliance with the Company’s obligation thereunder to deliver the Company’s restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in the Company’s Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification.

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
Restated Financial Statements
On August 31, 2007, we filed our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. This report included restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005. Accordingly, the prior year financial results for the three and six months ended September 30, 2006 reflect the impact of the restatement.
The issues causing the restatement included a correction of our accounting treatment of certain deferred financing costs, an adjustment to our accrued vacation liability calculation, and certain other corrections of individually immaterial errors including, adjustments to our utility and restructuring liabilities. The revisions associated with this restatement increased our previously reported net loss during the three months ended September 30, 2006 by $114,000 and decreased the reported net loss during the six months ended September 30, 2006 by $490,000.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
See note 2 to the condensed consolidated financial statements for reconciliation of previously reported and restated financial information for the three and six months ended September 30, 2006.
The following table summarizes our results of operations for the three months ended September 30, 2007 (the “2007 Three-Month Period”), the three months ended September 30, 2006 (the “2006 Three-Month Period”), the six months ended September 30, 2007 (the “2007 Six-Month Period”) and the six months ended September 30, 2006 (the “2006 Six-Month Period”):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales:

Print	$89,674	99,091	184,191	196,244
Premedia Services	11,722	12,563	23,028	25,420

Total	$101,396	111,654	207,219	221,664

Gross Profit:
Print	$7,702	8,891	15,863	17,582
Premedia Services	2,763	3,440	5,482	7,213
Other	2	(1)	4	(2)

Total	$10,467	12,330	21,349	24,793

Gross Margin:
Print	8.6%	9.0%	8.6%	9.0%
Premedia Services	23.6%	27.4%	23.8%	28.4%
Total	10.3%	11.0%	10.3%	11.2%

EBITDA:
Print	$7,393	8,858	15,689	18,083
Premedia Services	1,777	2,469	3,555	5,268
Other (a)	(2,997)	(1,276)	(4,151)	(2,169)

Total	$6,173	10,051	15,093	21,182

EBITDA Margin:
Print	8.2%	8.9%	8.5%	9.2%
Premedia Services	15.2%	19.7%	15.4%	20.7%
Total	6.1%	9.0%	7.3%	9.6%

(a)	Other operations include corporate general and administrative expenses and other non-operating expenses.
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
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

	Print	Premedia Services	Other	Total
Three Months Ended September 30, 2007

EBITDA	$7,393	1,777	(2,997)	6,173

Depreciation and amortization	(3,903)	(405)	—	(4,308)
Interest expense, net	—	—	(10,880)	(10,880)
Income tax expense	—	—	(3,779)	(3,779)

Net income (loss)	$3,490	1,372	(17,656)	(12,794)

Three Months Ended September 30, 2006

(Restated)

EBITDA	$8,858	2,469	(1,276)	10,051

Depreciation and amortization	(4,129)	(509)	—	(4,638)
Interest expense, net	—	—	(9,902)	(9,902)
Income tax benefit	—	—	1	1

Net income (loss)	$4,729	1,960	(11,177)	(4,488)

Six Months Ended September 30, 2007

EBITDA	$15,689	3,555	(4,151)	15,093

Depreciation and amortization	(8,391)	(835)	—	(9,226)
Interest expense, net	—	—	(21,405)	(21,405)
Income tax expense	—	—	(3,934)	(3,934)

Net income (loss)	$7,298	2,720	(29,490)	(19,472)

Six Months Ended September 30, 2006

(Restated)

EBITDA	$18,083	5,268	(2,169)	21,182

Depreciation and amortization	(8,245)	(1,036)	—	(9,281)
Interest expense, net	—	—	(19,413)	(19,413)
Income tax benefit	—	—	286	286

Net income (loss)	$9,838	4,232	(21,296)	(7,226)

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Print
Sales. In the 2007 Six-Month Period, print sales decreased $12.0 million to $184.2 million from $196.2 million in the 2006 Six-Month Period. The decrease in the 2007 Six-Month Period includes a decrease in print production volume of approximately 8.6%, decreased paper prices and to a lesser degree the continued impact of competitive pricing pressures. These decreases were offset in part by benefits related to improved customer and product mix. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
In the 2007 Three-Month Period, print sales decreased $9.4 million to $89.7 million from $99.1 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period includes a decrease in print production volume of approximately 13.2% and decreased paper prices. The volume decline is primarily attributable to changes in customer requirements and competitive losses driven by price and merger activity. These decreases were offset in part by benefits related to improved customer and product mix. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2007 Six-Month Period, print gross profit decreased $1.7 million to $15.9 million from $17.6 million in the 2006 Six-Month Period. The decrease in the 2007 Six-Month Period includes the impact of decreased print production volume, incremental losses associated with the start-up of a newspaper service facility, continued, but improving, productivity and cost issues at one of our print facilities and to a lesser degree the continued impact of competitive pricing pressures. These decreases were offset in part by benefits related to improved customer and product mix. In the 2007 Six-Month Period, print gross margin decreased to 8.6% from 9.0% in the 2006 Six-Month Period. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
In the 2007 Three-Month Period, print gross profit decreased $1.2 million to $7.7 million from $8.9 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period primarily includes the impact of decreased print production volume and continued, but improving, productivity and cost issues at one of our print facilities. These decreases were offset in part by benefits related to improved customer and product mix. In the 2007 Three-Month Period, print gross margin decreased to 8.6% from 9.0% in the 2006 Three-Month Period. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2007 Six-Month Period, print selling, general and administrative expenses increased $0.5 million to $8.2 million, or 4.5% of print sales, from $7.7 million, or 4.0% of print sales, in the 2006 Six-Month Period. The increase in the 2007 Six-Month Period is largely related to the impact of the change in our estimates related to the allowance for doubtful accounts.
In the 2007 Three-Month Period, print selling, general and administrative expenses decreased $0.1 million to $3.9 million, or 4.4% of print sales, from $4.0 million, or 4.0% of print sales, in the 2006 Three-Month Period.
Restructuring Costs (Benefit). Restructuring costs (benefit) was expense of $0.1 million in the 2007 Six-Month Period versus a benefit of $(0.2) million in the 2006 Three-Month Period. Restructuring costs (benefit) was expense of $0.1 million in both the 2007 Three-Month Period and the 2006 Three-Month Period. See note 9 to the condensed consolidated financial statements.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Other Expense (Income). In the 2007 Six-Month Period, print other expense (income) increased to expense of $0.3 million from expense of $0.2 million in the 2006 Six-Month Period. In the 2007 Three-Month Period, print other expense (income) increased to expense of $0.2 million from expense of $0.1 million in the 2006 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased to $15.7 million in the 2007 Six-Month Period from $18.1 million in the 2006 Six-Month Period and decreased to $7.4 million in the 2007 Three-Month Period from $8.9 million in the 2006 Three-Month Period.
Premedia Services
Sales. In the 2007 Six-Month Period, premedia services’ sales decreased approximately $2.4 million to $23.0 million from $25.4 million in the 2006 Six-Month Period. The decrease in the 2007 Six-Month Period includes decreased premedia production volume and the impact of continued competitive pricing pressures in this segment.
In the 2007 Three-Month Period, premedia services’ sales decreased approximately $0.9 million to $11.7 million from $12.6 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period includes decreased premedia production volume and the impact of continued competitive pricing pressures in this segment.
Gross Profit. In the 2007 Six-Month Period, premedia services’ gross profit decreased approximately $1.7 million to $5.5 million from $7.2 million in the 2006 Six-Month Period. This decrease is primarily related to the reduced sales discussed above. In the 2007 Six-Month Period, premedia services’ gross margin decreased to 23.8% from 28.4% in the 2006 Six-Month Period.
In the 2007 Three-Month Period, premedia services’ gross profit decreased approximately $0.6 million to $2.8 million from $3.4 million in the 2006 Three-Month Period. This decrease is primarily related to the reduced sales discussed above. In the 2007 Three-Month Period, premedia services’ gross margin decreased to 23.6% from 27.4% in the 2006 Three-Month Period.
Selling, General and Administrative Expenses. In the 2007 Six-Month Period, premedia services’ selling, general and administrative expenses decreased $0.1 million to $2.8 million from $2.9 million in the 2006 Six-Month Period. In both the 2007 and 2006 Three-Month Periods, premedia services’ selling, general and administrative expenses remained unchanged at $1.4 million.
Other Expense (Income). Premedia services’ other expense (income) was income of less than $0.1 million in the 2007 Six-Month Period and expense of $0.1 million in the 2006 Six-Month period. Premedia services’ other expense (income) was income of less than $0.1 million in the 2007 Three-Month Period and expense of less than $0.1 million in the 2006 Three-Month period.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $3.6 million in the 2007 Six-Month Period from $5.3 million in the 2006 Six-Month Period and decreased to $1.8 million in the 2007 Three-Month Period from $2.5 million in the 2006 Three-Month Period.
Other Operations
Other operations consist primarily of corporate general and administrative expenses and other non-operating expenses. In the 2007 Six-Month Period, EBITDA from other operations increased to a loss of $4.2 million from a loss of $2.2 million in the 2006 Six-Month Period. In the 2007 Three-Month Period, EBITDA from other operations increased to a loss of $3.0 million from a loss of $1.3 million in the 2006 Three-Month Period. These increased losses primarily include incremental professional fees related to our ongoing review of our strategic options and incremental legal expenses associated with two lawsuits in which the Company is the plaintiff.
Interest Expense, Net
In the 2007 Six-Month Period, interest expense, net increased to $21.4 million from $19.4 million in the 2006 Six-Month Period. In the 2007 Three-Month Period, interest expense, net increased to $10.9 million from $9.9 million in the 2006 Three-Month Period. These increases are the result of both higher levels of indebtedness and increased borrowing costs.
Income Tax Expense (Benefit)
In the 2007 Six-Month Period, income tax expense (benefit) changed to expense of $3.9 million from a benefit of $0.3 million in the 2006 Six-Month Period. In the 2007 Three-Month Period, income tax expense (benefit) changed to expense of $3.8 million from benefit of less than $0.1 million in the 2006 Three-Month Period.
The increase in expense in the 2007 Three and Six-Month Periods is primarily due to an increase in the deferred tax asset valuation allowance, recorded in the 2007 Three-Month Period. This non-cash increase was recorded because, due to the financing and capital structure alternatives currently under consideration, certain taxable temporary differences are not expected to reverse in years in which deductible temporary differences or NOLs are expected to be available. Consequently, under SFAS 109, additional deferred tax asset valuation allowance is required for the tax effect of the future deductions that are not more likely than not to be utilized. The increase in expense in the 2007 Six-Month Period is also due to an adjustment of $0.4 million, recorded in the quarter ended June 30, 2006, to reflect a change in estimate with respect to our income tax liability. The adjustment arose from events that changed our probability assessment, as discussed in SFAS 5, regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax benefit from U.S. losses in the 2007 and 2006 Three and Six-Month Periods was primarily offset by an increase in the deferred tax asset valuation allowance.
On April 1, 2007, we adopted FIN 48. The adoption resulted in reclassification of an immaterial amount from long term deferred tax liabilities to long term income taxes payable. The reclassified amount represents our liability for unrecognized tax benefits, including interest and penalties, as of the adoption date. We will recognize interest and penalties related to uncertain tax positions as income tax expense under FIN 48.
Our tax years beginning with the year ended March 31, 2004 remain open for both federal and state income tax examinations. We have U.S. federal and state attributes arising in certain years ended December 31, 1989 and forward that remain available for review by taxing authorities. Foreign returns remain open for the years ended March 31, 2005 and forward.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $19.5 million in the 2007 Six-Month Period from $7.2 million in the 2006 Six-Month Period and our net loss increased to $12.8 million in the 2007 Three-Month Period from $4.5 million in the 2006 Three-Month Period.
Liquidity and Capital Resources
*     *     *
On October 4, 2007, we announced that our Board of Directors had determined to conduct a review of our strategic options following the unilateral termination by Vertis, Inc. of a previously announced letter of intent with respect to a possible merger of Holdings and Vertis. We said we would work with our financial advisor, Lehman Brothers, in connection with the review. We said our strategic options could include, among other things, seeking to exchange some or all of the 10% Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under our existing bank credit facilities and the 10% Notes, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under our existing bank credit facilities and the 10% Notes permit it), seeking to refinance our current bank credit facilities, seeking to sell Holdings, or taking other actions that could have a material effect on us. We cannot provide any assurance that any such option will be pursued or can be accomplished or as to the timing or terms of any such action.
*     *     *
Overview of Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility (as defined below under “—May 2005 Refinancing”) and the Receivables Facility (as defined below under “—September 2006 Revolving Trade Receivables Facility”). At September 30, 2007, we had additional borrowing capacity of $15.8 million under our two credit facilities as follows:
•	$1.0 million under the 2005 Revolving Credit Facility; and

•	$14.8 million under the Receivables Facility, including $2.0 million based on receivables purchased from Graphics at September 30, 2007 and an additional $12.8 million if Graphics Finance, defined below, had purchased from Graphics all other eligible receivables at September 30, 2007.
See “—May 2005 Refinancing” and “—September 2006 Revolving Trade Receivables Facility” below for further discussion of these credit facilities. As described below, on November 14, 2007, we amended the 2005 Credit Agreement to provide for an additional $5.0 million term loan to Graphics by the existing lenders thereunder.
Our cash-on-hand of approximately $1.4 million is presented net of outstanding checks within trade accounts payable at September 30, 2007. Accordingly, cash is presented at a balance of $0 in the September 30, 2007 condensed consolidated balance sheet.
At September 30, 2007, we had total indebtedness of $368.5 million, which consisted of borrowings under the 2005 Term Loan Facility (as defined below under “—May 2005 Refinancing”) of $35.0 million, borrowings under the 2005 Revolving Credit Facility of $32.8 million, borrowings under the Receivables Facility of $16.9 million, capital lease obligations of $3.8 million, and $280 million of our 10% Notes. In addition, we had letters of credit outstanding under the 2005 Revolving Credit Facility of $21.2 million. The estimated fair value of our 10% Notes at September 30, 2007 was $181.3 million, or $98.7 million less than the carrying value. We have no off-balance sheet financial instruments other than operating leases.
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
At September 30, 2007, we were in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended, and the 10% Notes indenture. See the description elsewhere in this “Overview of Liquidity and Capital Resources” concerning (a) certain amendments and waivers under the 2005 Credit Agreement and the Receivables Facility that were entered into or granted by the lenders thereunder on August 31, 2007, and on November 14, 2007, and (b) the agreement of holders of in excess of 90% of the aggregate principal amount of the 10% Notes to defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and the amendment of certain covenants in the 10% Notes indenture.
During the 2007 Six-Month Period, we used net borrowings from the 2005 Revolving Credit Facility of $5.8 million, net borrowings from the Receivables Facility of $12.3 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$10.7 million of operating activities (see our Condensed Consolidated Statements of Cash Flows appearing elsewhere in this Report);

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
•	$4.1 million in cash capital expenditures; and

•	$3.1 million to service other indebtedness (including repayment of capital lease obligations of $1.7 million and payment of deferred financing costs of $1.4 million).
Scheduled repayments of existing capital lease obligations during Fiscal Year 2008 are approximately $1.7 million.
Interest on our 10% Notes is payable semiannually in cash on each June 15 and December 15. See the description elsewhere in this “Overview of Liquidity and Capital Resources” concerning the agreement of holders of in excess of 90% of the aggregate principal amount of the 10% Notes to defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007.
A significant portion of Graphics’ long term obligations, including indebtedness under the 2005 Credit Agreement, and the 10% Notes, has been fully and unconditionally guaranteed by Holdings. Holdings is subject to certain restrictions under its guarantee of indebtedness under the 2005 Credit Agreement, including, among other things, restrictions on mergers, acquisitions, incurrence of additional debt and payment of cash dividends.
We anticipate that our primary needs for liquidity will be to conduct our business, meet debt service requirements, and make capital expenditures. We are continually working to improve our liquidity position.
We believe, based on our management’s current forecasts and our current capital structure, we will have sufficient liquidity to meet our requirements through February 15, 2008.
On August 31, 2007, our 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, would not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining our entitlement to make additional borrowings under either such facility on or prior to such date). The lenders under both facilities also waived our noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying our restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
On November 14, 2007, holders of in excess of 90% of the aggregate principal amount of our 10% Notes agreed with us to (a) defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and (b) amend certain covenants in the 10% Notes indenture. In consideration thereof, we issued to each such holder a senior second secured noninterest-bearing promissory note due March 15, 2008, of Graphics with a principal amount equal to the sum of the amount of the cash interest payment deferred on the 10% Notes held by such holder and a consent fee equal to 1% of the principal amount of the 10% Notes held by such holder (collectively, the “2007 Promissory Notes”). Such 2007 Promissory Notes are fully and unconditionally guaranteed by Holdings.
On November 14, 2007, certain provisions of our 2005 Credit Agreement and Receivables Facility were also amended or waived to (a) provide for an additional $5 million term loan to Graphics under the 2005 Term Loan Facility, and (b) temporarily waive until February 15, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) amended the covenant in each of our bank credit facilities requiring Graphics to maintain certain levels of minimum total liquidity and (b) temporarily waived until February 15, 2008, Graphics’ noncompliance with our obligation thereunder to deliver our restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” qualification. The Report of Independent Registered Public Accounting Firm accompanying our restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” qualification.
We do not believe it is probable that we will be in compliance with the first lien coverage ratio covenants under the 2005 Credit Agreement or the Receivables Facility after February 15, 2008. Based on our management’s current forecasts and our current capital structure, in order for us to have sufficient liquidity to meet our requirements for liquidity after February 15, 2008, including the payment of principal of the 2007 Promissory Notes on March 15, 2008, we would have to take one or more additional actions to improve our liquidity or modify our requirements for liquidity, which could include, without limitation, seeking to exchange some or all of our 10% Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under our 2005 Credit Agreement or our Receivables Facility or the requisite holders of our 10% Notes or the 2007 Promissory Notes, or all four thereof, under the documentation therefor, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under our bank credit facilities and the requisite holders of our 10% Notes and 2007 Promissory Notes permit it), seeking to refinance one or both of our 2005 Credit Agreement or Receivables Facility, seeking to sell Holdings to another party, or taking other actions that could have a material adverse effect on us.
If our business does not generate profitability and cash from operations in line with our management’s current forecast for the period through February 15, 2008, we would be required to take one or more of such additional actions sooner than February 15, 2008. We can provide no assurances that any such action could be successfully accomplished or as to the timing or terms thereof.
Based on our management’s current forecasts and our current capital structure (and without giving effect to any additional actions described above that we may take), we cannot provide any assurance that we will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after February 15, 2008. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), we have classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and all our capital lease obligations as current liabilities in the accompanying September 30, 2007 condensed consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at September 30, 2007.
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
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 6.0% for loans at September 30, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 5.0% for loans at September 30, 2007. Margin levels under the 2005 Credit Agreement have increased as the level of receivables sold by Graphics to Graphics Finance (as defined below) under the Receivables Facility (as defined below) have increased. The current margin levels, however, will remain fixed until the maturity of the facility. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
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
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at September 30, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at September 30, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
At September 30, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in our condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet our cash operating requirements.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Print segment VAR (in thousands)	$46,275	47,992	94,477	95,065

Print segment impressions (in millions)	2,472	2,848	5,219	5,712

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Print segment sales	$89,674	99,091	184,191	196,244

Paper, ink and subcontract services	(43,399)	(51,099)	(89,714)	(101,179)

Print segment VAR	$46,275	47,992	94,477	95,065
New Accounting Pronouncements
In July 2006, the FASB issued FIN 48, to clarify accounting for uncertainty in income taxes in financial statements prepared in accordance with the provisions of SFAS 109 and to provide greater consistency in criteria used to determine benefits related to income taxes. FIN 48 provides that the benefit of an uncertain position should not be recorded unless it is more likely than not that the position will be sustained upon review. The adoption of FIN 48 on April 1, 2007 had no material impact on the condensed consolidated financial statements as a whole. See “—Income Tax Expense (Benefit)” above.
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

ACG HOLDINGS, INC.
PART I — FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At September 30, 2007 we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $84.7 million, respectively. At March 31, 2007, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $66.6 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at September 30, 2007 was $266.0 million, or $98.7 million less than the carrying value, and at March 31, 2007 was $286.4 million, or $60.2 million less than the carrying value. At our September 30, 2007 and March 31, 2007 borrowing levels, a 1% adverse change in interest rates would result in an approximate $15 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.9 million at September 30, 2007 and approximately $0.7 million at March 31, 2007 on our variable rate debt.
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
Item 4. Controls and Procedures.
As of September 30, 2007 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2007. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q, other than those disclosed in our June 30, 2007 quarterly report in connection with the restatement of our financial statements for the fiscal years ended March 31, 2007, 2006 and 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ACG Holdings, Inc. American Color Graphics, Inc.
Date: November 14, 2007	By	/s/ Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer ACG Holdings, Inc. Chairman and Chief Executive Officer American Color Graphics, Inc. (Authorized Officer)

Date: November 14, 2007	By	/s/ Patrick W. Kellick
Patrick W. Kellick
Senior Vice President/Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

12.1	Statement Re: Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350