Form 10-Q
period 2007-12-31
ACG HOLDINGS INC; AMERICAN COLOR GRAPHICS INC
filed 2008-02-15
CIK 856710, 856709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________
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
Yes ☐       No ☒
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
Yes ☐       No ☒
ACG Holdings, Inc. has 175,532 shares outstanding of its Common Stock, $.01 Par Value, as of January 31, 2008 (all of which are privately owned and not traded on a public market).

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2007	3
Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and 2006	5
Condensed Consolidated Statements of Operations for the Nine Months Ended December 31, 2007 and 2006	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2007 and 2006	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4. Controls and Procedures.	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	30
Item 6. Exhibits.	30
SIGNATURES	31
EXHIBIT INDEX	32
Ex-10.1(f) Sixth Amendment to May 5, 2005 Amended and Restated Credit Agreement
Ex-10.11(b) Amendment, dated February 5, 2008, to Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan
Ex-10.31 Second Amendment and Tempory Waiver Agreement
EX-12.1 STATEMENT RE: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	December 31,	March 31,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash	$—	—
Receivables:
Trade accounts, less allowance for doubtful accounts of $1,224 and $1,017 at December 31, 2007 and March 31, 2007, respectively	46,016	44,385
Other	3,034	2,645

Total receivables	49,050	47,030

Inventories	7,756	7,146
Deferred income taxes	623	962
Prepaid expenses and other current assets	5,207	4,914

Total current assets	62,636	60,052

Property, plant and equipment	304,879	296,556
Less accumulated depreciation	(228,002)	(214,772)

Net property, plant and equipment	76,877	81,784

Excess of cost over net assets acquired	66,548	66,548

Other assets	18,019	17,840

Total assets	$224,080	226,224

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except par values)

	December 31,	March 31,
	2007	2007
	(Unaudited)
Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of long-term debt and capital leases	$379,851	352,110
Trade accounts payable	37,116	33,091
Accrued expenses	21,994	30,312
Income tax payable	28	487

Total current liabilities	438,989	416,000

Deferred income taxes	6,194	2,677
Other liabilities	48,790	52,499

Total liabilities	493,973	471,176

Commitments and contingencies (note 8)

Stockholders’ deficit:
Common stock, voting, $.01 par value, 5,852,223 shares authorized, 175,532 shares and 158,205 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	2,038	2,038
Accumulated deficit	(258,758)	(232,083)
Other accumulated comprehensive loss, net of tax	(13,175)	(14,909)

Total stockholders’ deficit	(269,893)	(244,952)

Total liabilities and stockholders’ deficit	$224,080	226,224

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006
		(Restated)
Sales	$118,892	120,065
Cost of sales	105,776	106,934

Gross profit	13,116	13,131
Selling, general and administrative expenses	6,498	6,724
Restructuring costs (benefit)	(250)	51

Operating income	6,868	6,356

Other expense (income):
Interest expense	11,403	10,203
Interest income	(11)	(43)
Other, net	2,631	581

Total other expense	14,023	10,741

Loss before income taxes	(7,155)	(4,385)

Income tax expense (benefit):
Current	86	223
Deferred	(38)	(85)

Total income tax expense	48	138

Net loss	$(7,203)	(4,523)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
		(Restated)
Sales	$326,111	341,729
Cost of sales	291,646	303,805

Gross profit	34,465	37,924
Selling, general and administrative expenses	19,390	19,097
Restructuring benefit	(161)	(105)

Operating income	15,236	18,932

Other expense (income):
Interest expense	32,820	29,666
Interest income	(23)	(93)
Other, net	5,132	1,256

Total other expense	37,929	30,829

Loss before income taxes	(22,693)	(11,897)

Income tax expense (benefit):
Current	437	494
Deferred	3,545	(642)

Total income tax expense (benefit)	3,982	(148)

Net loss	$(26,675)	(11,749)

See accompanying notes to condensed consolidated financial statements.

ACG HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
		(Restated)
Cash flows provided (used) by operating activities:

Net loss	$(26,675)	(11,749)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,417	13,854
Amortization of other assets	17	32
Amortization of deferred financing costs	3,077	2,295
Deferred income tax expense (benefit)	3,545	(642)
Increase (decrease) in working capital deficiency and other	4,228	(19,685)

Net cash used by operating activities	(2,391)	(15,895)

Cash flows provided (used) by investing activities:
Purchases of property, plant and equipment	(7,069)	(9,184)
Proceeds from sales of property, plant and equipment	60	62
Other	(316)	(135)

Net cash used by investing activities	(7,325)	(9,257)

Cash flows provided (used) by financing activities:
Net increase in revolver borrowings	10,731	30,471
Proceeds from additional term loan borrowings	5,000	—
Repayment of capital lease obligations	(2,665)	(2,813)
Payment of deferred financing costs	(3,374)	(2,506)

Net cash provided by financing activities	9,692	25,152
Effect of exchange rates on cash	24	—

Net change in cash	—	—

Cash:
Beginning of period	—	—

End of period	$—	—

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
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K and 10-K/A for the fiscal year ended March 31, 2007.
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. Restatement of Financial Statements
On August 31, 2007, the Company filed its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. This report included restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005. Accordingly, the prior year financial results for the three and nine months ended December 31, 2006 reflect the impact of the restatement.
The issues causing the restatement, noted above, included a correction of the Company’s accounting treatment of certain deferred financing costs and an adjustment to the Company’s accrued vacation liability calculation, and certain other corrections of individually immaterial errors including adjustments to the Company’s utility and restructuring liabilities. The revisions associated with this restatement increased the Company’s previously reported net loss during the three months ended December 31, 2006 by $69,000 and decreased the previously reported net loss during the nine months ended December 31, 2006 by $421,000.
The following condensed statements of operations reconcile previously reported and restated financial information for the three and nine months ended December 31, 2006:

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months		Three Months
	Ended		Ended
	December 31,	Restatement	December 31,
	2006	Related	2006
	As Reported	Adjustments	Restated
Sales	$120,065	—	120,065
Cost of sales(b)(c)(e)	106,947	(13)	106,934

Gross profit	13,118	13	13,131
Selling, general and administrative expenses(a)(b)(e)	6,595	129	6,724
Restructuring costs(d)	—	51	51

Operating income	6,523	(167)	6,356

Other expense (income):
Interest expense(a)	10,301	(98)	10,203
Interest income	(43)	—	(43)
Other, net	581	—	581

Total other expense	10,839	(98)	10,741

Loss before income taxes	(4,316)	(69)	(4,385)

Income tax expense	138	—	138

Net loss	$(4,454)	(69)	(4,523)

(a)	The revised treatment of deferred financing costs resulted in an increase of $138,000 in selling, general and administrative expenses and a decrease of $98,000 in interest expense.

(b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $71,000 and a decrease in selling, general and administrative expenses of $8,000.

(c)	The adjustment related to the utility liability resulted in a decrease in cost of sales of $85,000.

(d)	The adjustment related to the restructuring liability resulted in a restructuring expense of $51,000.

(e)	Other immaterial adjustments resulted in a net increase in cost of sales of $1,000 and a net decrease in selling, general and administrative expenses of $1,000.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months		Nine Months
	Ended		Ended
	December 31,	Restatement	December 31,
	2006	Related	2006
	As Reported	Adjustments	Restated
Sales	$341,729	—	341,729
Cost of sales(b)(c)(e)	304,118	(313)	303,805

Gross profit	37,611	313	37,924
Selling, general and administrative expenses(a)(b)(e)	18,840	257	19,097
Restructuring costs (benefit)(d)	—	(105)	(105)

Operating income	18,771	161	18,932

Other expense (income):
Interest expense(a)	29,926	(260)	29,666
Interest income	(93)	—	(93)
Other, net	1,256	—	1,256

Total other expense	31,089	(260)	30,829

Loss before income taxes	(12,318)	421	(11,897)

Income tax benefit	(148)	—	(148)

Net loss	$(12,170)	421	(11,749)

(a)	The revised treatment of deferred financing costs resulted in an increase of $283,000 in selling, general and administrative expenses and a decrease of $260,000 in interest expense.

(b)	The adjustment related to the revision of the accrued vacation liability calculation resulted in an increase in cost of sales of $217,000 and a decrease in selling, general and administrative expenses of $23,000.

(c)	The adjustment related to the utility liability resulted in a decrease in cost of sales of $532,000.

(d)	The adjustment related to the restructuring liability resulted in a restructuring benefit of $105,000.

(e)	Other immaterial adjustments resulted in an increase in cost of sales of $2,000 and a decrease in selling, general and administrative expenses of $3,000.
3. Inventories
The components of inventories are as follows (in thousands):

	December 31,	March 31,
	2007	2007
Paper	$5,833	5,036
Ink	138	152
Supplies and other	1,785	1,958

Total inventories	$7,756	7,146

4. Notes Payable and Long-Term Debt
*       *       *
On October 4, 2007, the Company announced that its Board of Directors had determined to conduct a review of its strategic options. The Company said it would work with its financial advisor, Lehman Brothers, in connection with the review. The Company said its strategic options could include, among other things, seeking to sell Holdings, seeking to exchange some or all of the 10% Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under the Company’s bank credit facilities and the 10% Notes, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s existing bank credit facilities and the 10% Notes permit it), seeking to refinance the Company’s current bank credit facilities, or taking other actions that could have a material effect on the Company. The Company has considered, and will continue to consider, one or more of these options. The Company cannot provide any assurance that any such option will be pursued or can be accomplished or as to the timing or terms of any such action.
*       *       *
Covenant Compliance and Liquidity
At December 31, 2007, the Company was in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended, and the 10% Notes indenture. See the description elsewhere in this “Covenant Compliance and Liquidity” and in “Amendments to Credit Facilities” concerning (a) certain amendments and waivers under the 2005 Credit Agreement and the Receivables Facility that were entered into or granted by the lenders thereunder on June 13, 2007, August 31, 2007, November 14, 2007 and February 14, 2008, and (b) the agreement of holders of in excess of 90% of the aggregate principal amount of the 10% Notes to defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and the amendment of certain covenants in the 10% Notes indenture.
The Company anticipates that its primary needs for liquidity will be to conduct its business, meet debt service requirements, and make capital expenditures. The Company is continually working to improve its liquidity position. The Company believes, based on current forecasts prepared by its management, it will have sufficient liquidity to meet its forecasted requirements through March 13, 2008. The Company’s ability to maintain sufficient liquidity may be affected by events beyond its control. If the Company’s business does not generate cash from operations, or the Company does not otherwise maintain sufficient liquidity, in line with its management’s current forecasts for the period through March 13, 2008, the Company would be required to seek to take one or more additional actions sooner than March 13, 2008, to provide additional liquidity, which could include seeking to incur additional indebtedness above currently permitted levels. The Company can provide no assurance that any such action it may seek to take could be successfully accomplished or as to the timing or terms thereof.
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
On November 14, 2007, certain provisions of the 2005 Credit Agreement and Receivables Facility were also amended or waived to (a) provide for an additional $5 million term loan to Graphics under the 2005 Term Loan Facility, (the “Supplemental Term Loan”), and (b) temporarily waive until February 15, 2008, any default under such bank credit facilities resulting from non-compliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) amended the covenant in each of the Company’s bank credit facilities requiring Graphics to maintain certain levels of minimum total liquidity and (b) temporarily waived until February 15, 2008, Graphics’ noncompliance with its obligation thereunder to deliver the Company’s restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” explanatory paragraph.
The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in the Company’s Report on Form 10K/A dated August 31, 2007, contains a “going concern” explanatory paragraph.
On February 14, 2008, certain provisions of the Company’s 2005 Credit Agreement and Receivables Facility were also amended or waived to temporarily waive through and including March 13, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) waived through and including March 13, 2008, the requirement that Graphics repay the $5.0 million Supplemental Term Loan, which was consummated on November 14, 2007, (b) amended certain terms relating to borrowings thereunder, including, without limitation, (i) requiring that all new loans be base rate or prime rate loans, (ii) amending the rates applicable to borrowings to, in effect, increase such rates prospectively, and (iii) changing required interest payment dates on base rate or prime rate loans from quarterly to monthly, (c) requires that the Company maintain certain daily levels of minimum total availability under its bank credit facilities going forward (and deletes the total liquidity maintenance covenant in each such facility), and (d) waived through and including March 13, 2008, Graphics’ noncompliance with its obligation thereunder to deliver the Company’s restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” explanatory paragraph. The Company paid consenting lenders an aggregate amendment fee of $650,000.00 in connection with such amendments.

The Company does not believe it is probable that it will be in compliance with the first lien coverage ratio covenants under the 2005 Credit Agreement or the Receivables Facility after March 13, 2008. Based on current forecasts prepared by the Company’s management, in order for the Company to have sufficient liquidity to meet its requirements for liquidity after March 13, 2008, including payment of the principal of and accrued interest on the Supplemental Term Loan on March 14, 2008, and payment of the principal of the 2007 Promissory Notes on March 15, 2008, the Company would have to take one or more additional actions to improve its liquidity or modify its requirements for liquidity, which could include, without limitation, seeking to sell Holdings to another party, seeking to exchange some or all of the 10% Notes and the 2007 Promissory Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under the 2005 Credit Agreement or the Receivables Facility or the requisite holders of the 10% Notes or the 2007 Promissory Notes, or all four thereof, under the documentation therefor, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under the Company’s bank credit facilities and the requisite holders of the 10% Notes and 2007 Promissory Notes permit it), seeking to refinance one or both of the 2005 Credit Agreement or Receivables Facility, or taking other actions that could have a material adverse effect on the Company. If the Company’s business does not generate cash from operations, or the Company does not otherwise maintain sufficient liquidity, in line with its management’s current forecasts for the period through March 13, 2008, the Company would be required to seek to take one or more additional actions sooner than March 13, 2008, to provide additional liquidity, which could include seeking to incur additional indebtedness above currently permitted levels. The Company can provide no assurance that any such action it may seek to take could be successfully accomplished or as to the timing or terms thereof.
Based on the Company’s management’s current forecasts and its current capital structure (and without giving effect to any additional actions described above that the Company may take), the Company cannot provide any assurance that it will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after March 13, 2008. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter 3A (“SFAS 78”), the Company has classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and all its capital lease obligations as current liabilities in the accompanying September 30, 2007 condensed consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at December 31, 2007.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward Looking Statements”.
May 5, 2005 Refinancing Transaction
On May 5, 2005, the Company entered into an Amended and Restated Credit Agreement with Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Administrative Agent, and certain lenders (as amended, the “2005 Credit Agreement”) which resulted in the refinancing of the Company’s $70 million senior secured revolving credit facility (the “Old Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved the Company’s liquidity position. In addition, on November 14, 2007 the 2005 Credit Agreement was amended and additional term loan borrowings of $5.0 million were provided. As a result, the 2005 Credit Agreement is a $95 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009 which is not subject to a borrowing base limitation, (the “2005 Revolving Credit Facility”);
•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”); and
•	a $5 million addition to the 2005 Term Loan Facility maturing on March 14, 2008.
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 6.0% for loans at December 31, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 5.0% for loans at December 31, 2007. Margin levels under the 2005 Credit Agreement have increased as the level of receivables sold by Graphics to Graphics Finance (as defined below) under the Receivables Facility (as defined below) have increased. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
Borrowings of $35 million under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. The additional borrowings of $5 million provided under the 2005 Term Loan Facility must be repaid on the maturity date of March 14, 2008. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
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
The 2005 Credit Agreement, as amended, requires satisfaction of a first lien leverage ratio test and a minimum total availability test. In addition, the 2005 Credit Agreement includes various other customary affirmative and negative covenants and events of default. These covenants, among other things, restrict the Company’s ability to:
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
The 2005 Credit Agreement also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” explanatory paragraph.
At December 31, 2007, the Company had borrowings outstanding under the 2005 Revolving Credit Facility totaling $29.9 million and had letters of credit outstanding of approximately $20.6 million. As a result, the Company had additional borrowing availability under the 2005 Revolving Credit Facility of approximately $4.5 million.
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
The maximum borrowing availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Most of Graphics’ receivables from U.S. customers are eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test and minimum total availability test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of the Company’s annual consolidated financial statements accompanied by a report and opinion of its independent certified public accountants that is not subject to any “going concern” explanatory paragraph. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at December 31, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at December 31, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
On December 31, 2007, there were borrowings of $12.4 million under the Receivables Facility. Based on receivables purchased from Graphics at December 31, 2007, additional availability under the Receivables Facility was approximately $8.5 million. In addition to this availability, if Graphics Finance had purchased from Graphics all other eligible receivables at December 31, 2007, availability would have further increased by $7.1 million.
At December 31, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in the Company’s condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet the Company’s cash operating requirements.
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
2007 Promissory Notes
On November 14, 2007, holders of in excess of 90% of the aggregate principal amount of the 10% Notes agreed with the Company to (a) defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and (b) amend certain covenants in the 10% Notes indenture. In consideration thereof, the Company issued to each such holder a senior second secured noninterest-bearing promissory note due March 15, 2008, of Graphics with a principal amount equal to the sum of the amount of the cash interest payment deferred on the 10% Notes held by such holder and a consent fee equal to 1% of the principal amount of the 10% Notes held by such holder (collectively, the “2007 Promissory Notes”). Such 2007 Promissory Notes are fully and unconditionally guaranteed by Holdings. As of December 31, 2007, the Company had recorded $14.7 million related to the 2007 Promissory Notes classified as current portion of long term debt in the condensed consolidated balance sheet.
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
On August 31, 2007, the 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, would not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such facility on or prior to such date). The lenders under both facilities also waived the Company’s noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to the Company’s failure to deliver its restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” explanatory paragraph. The Report of Independent Registered Public Accounting Firm accompanying the Company’s restated consolidated financial statements included in its Report on Form 10K/A dated August 31, 2007, contains a “going concern” explanatory paragraph. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
See “Covenant Compliance and Liquidity” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for discussion of additional amendments and waivers entered into November 14, 2007 and February 14, 2008.
5. Comprehensive Income (Loss)
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains or losses on available-for-sale securities to be included in comprehensive income (loss).

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total comprehensive loss for the three and nine months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net loss	$(7,203)	(4,523)	(26,675)	(11,749)
Foreign currency translation adjustment, net of tax	223	(471)	1,734	(91)

Total comprehensive loss	$(6,980)	(4,994)	(24,941)	(11,840)

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
The Company recorded income tax expense of less than $0.1 million and approximately $4.0 million for the three and nine months ended December 31, 2007, respectively. The expense in the nine months ended December 31, 2007 is primarily a non-cash expense related to an increase in the deferred tax asset valuation allowance. This increase was recorded because, due to the financing and capital structure alternatives under consideration by the Company, certain taxable temporary differences are not expected to reverse in years in which deductible temporary differences or net operating loss carryforwards (“NOLs”) are expected to be available. Consequently, under SFAS 109, additional deferred tax asset valuation allowance is required for the tax effect of the future deductions that are not more likely than not to be utilized. The income tax benefit from U.S. losses in the three and nine months ended December 31, 2007 was offset by an increase in the deferred tax asset valuation allowance.
The Company recorded income tax expense of $0.1 million for the three months ended December 31, 2006 and recorded income tax benefit of $0.1 million for the nine months ended December 31, 2006. The benefit in the nine months ended December 31, 2006 relates primarily to an adjustment of $0.4 million, recorded in the three months ended June 30, 2006, to reflect a change in estimate with respect to the Company’s income tax liability. The adjustment arose from events that changed the Company’s probability assessment, as discussed in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”) regarding the likelihood that certain contingent income tax items would become actual future liabilities. The adjustment was partially offset by foreign tax expense. The income tax benefit from U.S. losses in the three and nine months ended December 31, 2006 was offset by an increase in the deferred tax asset valuation allowance.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s tax years beginning with the year ended March 31, 2005 remain open for federal, state and foreign income tax examinations. The Company has U.S. federal and state attributes arising in certain years ended December 31, 1989 and forward that remain available for review by taxing authorities.
7. Employee Benefit Plans
Components of Net Periodic Benefit Cost (in thousands)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Three months ended		Three months ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$112	111	8	(5)
Interest cost	1,061	1,037	33	(31)
Expected return on plan assets	(1,384)	(1,209)	—	—
Amortization of prior service cost	—	—	(71)	(71)
Amortization of unrecognized loss	239	497	—	—
Recognized net actuarial loss	—	—	2	(2)

Net periodic benefit cost	$28	436	(28)	(109)

	Defined Benefit		Defined Benefit
	Pension Plans		Postretirement Plan
	Nine months ended		Nine months ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$342	342	20	18
Interest cost	3,207	3,156	101	105
Expected return on plan assets	(4,152)	(3,652)	—	—
Amortization of prior service cost	—	—	(213)	(213)
Amortization of unrecognized loss	727	1,513	—	—
Recognized net actuarial loss	—	—	6	6

Net periodic benefit cost	$124	1,359	(86)	(84)

8. Commitments and Contingencies
The Company has employment agreements with three of its principal officers. The agreements provide for minimum salary levels as well as incentive bonuses, which are payable if specified management goals are attained. The aggregate commitment for future compensation at December 31, 2007, excluding bonuses, is approximately $3.1 million.
In the fiscal year ended March 31, 1998, the Company entered into multi-year contracts to purchase a portion of the Company’s raw materials to be used in its normal operations. In connection with such purchase agreements, pricing for a portion of the Company’s raw materials is adjusted for certain movements in market

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
prices, changes in raw material costs and other specific price increases, while purchase quantity levels are variable based upon certain contractual requirements and conditions. The Company is deferring certain contractual provisions over the life of the contracts, which are being recognized as the purchase commitments are achieved and the related inventory is sold. The amount deferred at December 31, 2007 and March 31, 2007 is $38.7 million and $41.5 million, respectively, and is included within Other liabilities in the Company’s consolidated balance sheets.
From time to time, Graphics has received notices alleging liability pursuant to environmental laws in connection with the disposal of wastes at off-site disposal sites. Graphics believes its potential liability in connection with these matters will not be material to its business or to the Company’s consolidated financial statements as a whole. Currently pending matters are discussed below.
Graphics, together with over 300 other persons, was designated by the U.S. Environmental Protection Agency as a potentially responsible party (a “PRP”) under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, also known as “Superfund”) at a solvent recovery operation that closed in 1989. The New York State Department of Environmental Conservation (“DEC”) has been overseeing site cleanup. Although liability under CERCLA may be imposed on a joint and several basis and the Company’s ultimate liability is not precisely determinable, the PRPs agreed in writing that Graphics’ share of waste at the site was less than 1% (.603%). In November 2007, Graphics received notice from the PRP Group, of which Graphics is a member, stating that DEC has entered an Order on Consent with the site owner who will assume all obligations to implement the cleanup and pay all future DEC oversight costs and that DEC had said it would not assert further claims against the PRP Group once DEC’s past oversight costs were paid. The notice provided a final assessment for Graphics of $989 to go toward past oversight costs and the remaining outstanding invoices and expenses of the PRP Group. Graphics paid the assessment, bringing its total payments with respect to the site to less than $10,000.
Graphics received written notice, dated May 10, 2004, of its potential liability in connection with the Gibson Environmental Site at 2401 Gibson Street, Bakersfield, California. Gibson Environmental, Inc. operated the six acre site as a storage and treatment facility for used oil and contaminated soil from June 1987 through October 1995. In November 2007, Graphics received a notice and a settlement offer from Barg Coffin Lewis & Trapp, a law firm representing approximately 60 companies comprising the Gibson Group Trust which has conducted the cleanup at the site. Graphics is investigating the possibility of participating in that settlement.
Graphics received notice in 1997 from AlliedSignal Inc. alleging that Graphics had liability in connection with the disposal of waste at the Alltift landfill site. Graphics responded in December of 1997 stating that the waste it disposed of at the site was not hazardous and constituted a de minimis percentage of total waste at the site. Graphics heard nothing more with respect to this matter until it received a notice in August 2007 from Honeywell International Inc. (formerly named AlliedSignal) stating that Honeywell had incurred the majority of cleanup costs at the site, proposing that Graphics and Honeywell negotiate a resolution to the matter. Graphics is formulating a response to that notice and anticipates its response will be substantially similar to its first response.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In November 2007, Graphics received correspondence from TLI Solutions inviting it to join a group of PRPs conducting work with respect to the Frontier Chemical Superfund site in Niagara Falls, New York. This followed an inquiry that Graphics received earlier in the year from the purchaser of Graphics CPS ink division requesting information with respect to a notice the purchaser had received from DEC alleging liability with respect to the Frontier Chemical Site, to which Graphics responded. Graphics sent a de minimis amount of drum waste to this site and believes it will be able to settle its liability for a de minimis amount as it did in connection with the “Tank Phase” of this site.
In April 1994 USEPA had advised Graphics that it was a de minimis PRP in connection with the “Tank Phase” of site cleanup at the Frontier Chemical Site. Graphics entered into a de minimis settlement with USEPA in June 1994 for less than $1,000 with respect to the “Tank Phase”. Graphics was not one of the PRPs notified by USEPA in September 1994 with respect to the other phase of site cleanup at the site.
Based upon an analysis of Graphics’ volumetric share of waste contributed to the sites, the Company maintains a reserve of approximately $0.1 million in connection with these liabilities included within Other liabilities in its condensed consolidated balance sheet at December 31, 2007. The Company believes this amount is adequate to cover such liabilities.
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
As a result, the Company recorded a pre-tax restructuring charge of approximately $1.5 million in the quarter ended March 31, 2005 associated with this plan. This charge was classified within restructuring and other charges in the consolidated statement of operations for the fiscal year ended March 31, 2005. The costs of this restructuring plan were accounted for in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This restructuring charge was composed of severance and related termination benefits, lease termination costs primarily related to future lease commitments and other costs. In the quarters ended December 31, 2007, and March 31, 2007, the Company reduced the restructuring reserve related to this plan by less than $0.1 million and $0.1 million, respectively, due to certain changes in assumptions related to lease termination costs. The Company also reduced the restructuring reserve related to this plan by approximately $0.2 million in the quarter ended March 31, 2006. This was primarily the result of lower than anticipated severance and other employee costs due to certain terminated employees obtaining other employment during their severance periods and certain changes in assumptions related to lease termination costs. These reductions of the restructuring reserve are and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the quarter ended December 31, 2007 and for the fiscal years ended March 31, 2007 and 2006, respectively.

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2007, (in thousands):

	03/31/07			12/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$335	(101)	(8)	226
Other costs	12	—	(12)	—

	$347	(101)	(20)	226

The process of consolidating the two premedia services facilities and the elimination of certain personnel within the Company was substantially completed by April 30, 2005. During the fiscal years ended March 31, 2007 and 2006, $0.2 million and $0.6 million of these costs were paid, respectively. As of December 31, 2007 the Company believes the restructuring reserve of approximately $0.2 million is adequate. The Company anticipates that less than $0.1 million will be paid during the remainder of the fiscal year ending March 31, 2008 and $0.1 million will be paid during each of the fiscal years ending March 31, 2009 and March 31, 2010. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2007 (in thousands):

	03/31/07			12/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$598	(19)	11	590
Other costs	16	—	(16)	—

	$614	(19)	(5)	590

The process of closing the print facility and the elimination of certain personnel within the Company was completed by March 31, 2005. During the fiscal year ended March 31, 2007, less than $0.1 million of these costs were paid. During each of the fiscal years ended March 31, 2006 and 2005, $1.0 million of these costs were paid. As of December 31, 2007 the Company believes the restructuring reserve of approximately $0.6 million is adequate. The Company anticipates that these costs will be paid during the remainder of the fiscal year ending March 31, 2008. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2007 (in thousands):

	03/31/07			12/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Severance and other employee costs	$71	(79)	8	—
Other costs	3	—	(3)	—

	$74	(79)	5	—

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee terminations related to this plan were substantially completed by March 31, 2005. During the fiscal years ended March 31, 2007, 2006 and 2005, $0.8 million, $2.1 million and $0.3 million of these costs were paid, respectively. As of December 31, 2007 the Company has paid all costs associated with this plan.
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
The cost of this restructuring plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The restructuring charge included severance and related termination benefits, lease termination costs primarily related to future lease commitments, equipment deinstallation costs directly associated with the disassembly of certain printing presses and other equipment, and other costs primarily including legal fees, site clean-up costs and the write-off of certain press related parts that provided no future use or functionality. In each of the quarters ended December 31, 2007, September 30, 2007 and March 31, 2007, the Company recorded non-cash imputed interest associated with sub-lease income to this reserve of less than $0.1 million. This imputed interest is and was classified as interest expense in the consolidated statement of operations for the quarters ended December 31, 2007, and September 30, 2007 and for the fiscal year ended March 31, 2007. The Company recorded an additional $(0.2) million, $0.1 million, $(0.1) million, $0.2 million, $0.3 million and $0.6 million of restructuring charges related to this plan in the quarters ended December 31, 2007, September 30, 2007, March 31, 2007, March 31, 2006, December 31, 2005 and March 31, 2005, respectively, and $0.2 million in each of the quarters ended March 31, 2004 and September 30, 2003. These charges primarily related to future lease commitments. The charges are and were classified within restructuring costs (benefit) and other charges in the consolidated statements of operations for the quarters ended December 31, 2007 and September 30, 2007 and for the fiscal years ended March 31, 2007, 2006, 2005 and 2004.
The following table summarizes the activity related to this restructuring plan for the nine months ended December 31, 2007 (in thousands):

	03/31/07			12/31/07
	Restructuring		Reserve	Restructuring
	Reserve Balance	Activity	Adjustment	Reserve Balance
Lease termination costs	$1,071	(196)	(141)	734
The process of closing two facilities and downsizing one facility, including equipment deinstallation and relocation of that equipment to other facilities within the Company, was completed by March 31, 2002. In the fiscal year ended March 31, 2007, $0.3 million of these costs were paid, during each of the fiscal years ended

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2006 and 2005, $0.5 million of these costs were paid, in the fiscal year ended March 31, 2004, $0.9 million of these costs were paid and in each of the fiscal years ended March 31, 2003 and 2002, $3.4 million of these costs were paid. As of December 31, 2007, the Company believes the restructuring reserve of approximately $0.7 million is adequate. The Company anticipates that $0.1 million will be paid during the remainder of fiscal year ending March 31, 2008 and $0.2 million will be paid during each of the fiscal years ending March 31, 2009, 2010 and 2011. These payments will be funded through cash generated from operations and borrowings under the 2005 Revolving Credit Facility and Receivables Facility.
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

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2007
Sales	$291,818	34,293	—	326,111

EBITDA	$25,729	5,212	(7,403)	23,538

Depreciation and amortization	(12,200)	(1,234)	—	(13,434)
Interest expense	—	—	(32,820)	(32,820)
Interest income	—	—	23	23
Income tax expense	—	—	(3,982)	(3,982)

Net income (loss)	$13,529	3,978	(44,182)	(26,675)

Total assets	$201,811	10,809	11,460	224,080
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$6,655	414	—	7,069

ACG HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Premedia	Corporate
(In thousands)	Print	Services	and Other	Total
Nine Months Ended December 31, 2006 (Restated)
Sales	$304,574	37,155	—	341,729

EBITDA	$28,267	6,972	(3,677)	31,562

Depreciation and amortization	(12,334)	(1,552)	—	(13,886)
Interest expense	—	—	(29,666)	(29,666)
Interest income	—	—	93	93
Income tax benefit	—	—	148	148

Net income (loss)	$15,933	5,420	(33,102)	(11,749)

Total assets	$209,522	10,824	12,693	233,039
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$8,626	558	—	9,184

Sales	$107,627	11,265	—	118,892

EBITDA	$10,040	1,657	(3,252)	8,445

Depreciation and amortization	(3,809)	(399)	—	(4,208)
Interest expense	—	—	(11,403)	(11,403)
Interest income	—	—	11	11
Income tax expense	—	—	(48)	(48)

Net income (loss)	$6,231	1,258	(14,692)	(7,203)

Total assets	$201,811	10,809	11,460	224,080
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$2,652	287	—	2,939

Three Months Ended December 31, 2006 (Restated)
Sales	$108,330	11,735	—	120,065

EBITDA	$10,184	1,704	(1,508)	10,380

Depreciation and amortization	(4,089)	(516)	—	(4,605)
Interest expense	—	—	(10,203)	(10,203)
Interest income	—	—	43	43
Income tax expense	—	—	(138)	(138)

Net income (loss)	$6,095	1,188	(11,806)	(4,523)

Total assets	$209,522	10,824	12,693	233,039
Total goodwill	$64,656	1,892	—	66,548
Total capital expenditures	$1,735	199	—	1,934

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
12. Subsequent Event
On February 14, 2008, certain provisions of the Company’s 2005 Credit Agreement and Receivables Facility were amended or waived to temporarily waive through and including March 13, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) waived through and including March 13, 2008, the requirement that Graphics repay the $5.0 million Supplemental Term Loan, which was consummated on November 14, 2007, (b) amended certain terms relating to borrowings thereunder, including, without limitation, (i) requiring that all new loans be base rate or prime rate loans, (ii) amending the rates applicable to borrowings to, in effect, increase such rates prospectively, and (iii) changing required interest payment dates on base rate or prime rate loans from quarterly to monthly, (c) requires that the Company maintain certain daily levels of minimum total availability under its bank credit facilities going forward (and deletes the total liquidity maintenance covenant in each such facility), and (d) waived through and including March 13, 2008, Graphics’ noncompliance with its obligation thereunder to deliver the Company’s restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of the Company’s independent certified public accountants that was not subject to any “going concern” explanatory paragraph. The Company paid consenting lenders an aggregate amendment fee of $650,000.00 in connection with such amendments.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing such forward-looking statements may be found in this section, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “intends,” “expects,” “may,” “will,” “estimates,” “should,” “could,” “anticipates,” “plans” or other comparable terms are intended to identify forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of many factors outside of the control of Holdings, together with its wholly-owned subsidiary, Graphics, including, but not limited to:
•	actions, or failures to act, by the lenders under our bank credit facilities and our 10% Notes;

•	actions, or failures to act, by our trade creditors, including actions that might affect our ability to purchase paper and other raw materials under satisfactory credit terms or that could increase the cash required to fund our operations;

•	actions, or failures to act, by our customers, including with respect to payment for our products and services;

•	actions, or failures to act, by third parties that could have an interest in acquiring the Company;

•	a failure to achieve expected cost reductions or to execute other key strategies;

•	fluctuations in the cost of paper, ink and other key raw materials used;

•	changes in the advertising and print markets;

•	actions by our competitors, particularly with respect to pricing;

•	the financial condition of our customers;

•	downgrades of our credit ratings;

•	our financial condition and liquidity and our leverage and debt service obligations;

•	the general condition of the United States economy;

•	interest rate and foreign currency exchange rate fluctuations;

•	the level of capital resources required for our operations;

•	changes in the legal and regulatory environment;

•	the demand for our products and services; and

•	other risks and uncertainties, including the matters set forth in this Report generally and those described from time to time in our filings with the Securities and Exchange Commission.
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
Restated Financial Statements
On August 31, 2007, we filed our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2007. This report included restated consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005. Accordingly, the prior year financial results for the three and nine months ended December 31, 2006 reflect the impact of the restatement.
The issues causing the restatement included a correction of our accounting treatment of certain deferred financing costs, an adjustment to our accrued vacation liability calculation, and certain other corrections of individually immaterial errors including adjustments to our utility and restructuring liabilities. The revisions associated with this restatement increased our previously reported net loss during the three months ended December 31, 2006 by $69,000 and decreased the reported net loss during the nine months ended December 31, 2006 by $421,000.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
See note 2 to the condensed consolidated financial statements for reconciliation of previously reported and restated financial information for the three and nine months ended December 31, 2006.
The following table summarizes our results of operations for the three months ended December 31, 2007 (the “2007 Three-Month Period”), the three months ended December 31, 2006 (the “2006 Three-Month Period”), the nine months ended December 31, 2007 (the “2007 Nine-Month Period”) and the nine months ended December 31, 2006 (the “2006 Nine-Month Period”):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
		(Restated)		(Restated)
Sales:
Print	$107,627	108,330	291,818	304,574
Premedia Services	11,265	11,735	34,293	37,155

Total	$118,892	120,065	326,111	341,729

Gross Profit:
Print	$10,347	10,446	26,210	28,028
Premedia Services	2,763	2,677	8,245	9,890
Other	6	8	10	6

Total	$13,116	13,131	34,465	37,924

Gross Margin:
Print	9.6%	9.6%	9.0%	9.2%
Premedia Services	24.5%	22.8%	24.0%	26.6%
Total	11.0%	10.9%	10.6%	11.1%

EBITDA:
Print	$10,040	10,184	25,729	28,267
Premedia Services	1,657	1,704	5,212	6,972
Other (a)	(3,252)	(1,508)	(7,403)	(3,677)

Total	$8,445	10,380	23,538	31,562

EBITDA Margin:
Print	9.3%	9.4%	8.8%	9.3%
Premedia Services	14.7%	14.5%	15.2%	18.8%
Total	7.1%	8.6%	7.2%	9.2%
(a)	Other operations include corporate general and administrative expenses and other non-operating expenses.
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
The following table provides a reconciliation (in thousands) of EBITDA to net income (loss):

		Premedia
	Print	Services	Other	Total
Three Months Ended December 31, 2007
EBITDA	$10,040	1,657	(3,252)	8,445
Depreciation and amortization	(3,809)	(399)	—	(4,208)
Interest expense, net	—	—	(11,392)	(11,392)
Income tax expense	—	—	(48)	(48)

Net income (loss)	$6,231	1,258	(14,692)	(7,203)

Three Months Ended December 31, 2006
(Restated)
EBITDA	$10,184	1,704	(1,508)	10,380
Depreciation and amortization	(4,089)	(516)	—	(4,605)
Interest expense, net	—	—	(10,160)	(10,160)
Income tax expense	—	—	(138)	(138)

Net income (loss)	$6,095	1,188	(11,806)	(4,523)

Nine Months Ended December 31, 2007
EBITDA	$25,729	5,212	(7,403)	23,538
Depreciation and amortization	(12,200)	(1,234)	—	(13,434)
Interest expense, net	—	—	(32,797)	(32,797)
Income tax expense	—	—	(3,982)	(3,982)

Net income (loss)	$13,529	3,978	(44,182)	(26,675)

Nine Months Ended December 31, 2006
(Restated)
EBITDA	$28,267	6,972	(3,677)	31,562
Depreciation and amortization	(12,334)	(1,552)	—	(13,886)
Interest expense, net	—	—	(29,573)	(29,573)
Income tax benefit	—	—	148	148

Net income (loss)	$15,933	5,420	(33,102)	(11,749)

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Print
Sales. In the 2007 Nine-Month Period, print sales decreased $12.8 million to $291.8 million from $304.6 million in the 2006 Nine-Month Period. The decrease in the 2007 Nine-Month Period includes a decrease in print production volume of approximately 6.9%, decreased paper prices and to a lesser degree the continued impact of competitive pricing pressures. The volume decline is largely attributable to a weakening retail environment, certain changes in customer requirements and competitive losses driven by price and merger activity. These decreases were offset in part by benefits related to improved customer and product mix, which in certain cases resulted in lower print production volume, and decreases in the levels of customer supplied paper. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
In the 2007 Three-Month Period, print sales decreased $0.7 million to $107.6 million from $108.3 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period includes a decrease in print production volume of approximately 3.8% and decreased paper prices. The volume decline is largely attributable to a weakening retail environment, certain changes in customer requirements and competitive losses driven by price and merger activity. These decreases were offset in part by benefits related to improved customer and product mix, which in certain cases resulted in lower print production volume, and decreases in the levels of customer supplied paper. See “—Value Added Revenue and Print Impressions for the Print Segment” below.
Gross Profit. In the 2007 Nine-Month Period, print gross profit decreased $1.8 million to $26.2 million from $28.0 million in the 2006 Nine-Month Period. The decrease in the 2007 Nine-Month Period includes the impact of decreased print production volume, incremental losses associated with the start-up of a newspaper service facility, continued, but improving, productivity and cost issues at one of our print facilities and to a lesser degree the continued impact of competitive pricing pressures. These decreases were offset in part by benefits related to improved customer and product mix. In the 2007 Nine-Month Period, print gross margin decreased to 9.0% from 9.2% in the 2006 Nine-Month Period. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
In the 2007 Three-Month Period, print gross profit decreased $0.1 million to $10.3 million from $10.4 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period primarily includes the impact of decreased print production volume and to a lesser degree the continued impact of competitive pricing pressures, offset in part by benefits related to improved customer and product mix. In both the 2007 and 2006 Three-Month Periods, print gross margin was 9.6%. Our gross margin may not be comparable from period to period because of 1) the impact of changes in paper prices included in sales and 2) changes in the level of customer supplied paper.
Selling, General and Administrative Expenses. In the 2007 Nine-Month Period, print selling, general and administrative expenses increased $0.3 million to $12.4 million, or 4.3% of print sales, from $12.1 million, or 4.0% of print sales, in the 2006 Nine-Month Period. The increase in the 2007 Nine-Month Period includes the impact of the change in our estimates related to the allowance for doubtful accounts.
In the 2007 Three-Month Period, print selling, general and administrative expenses decreased $0.1 million to $4.2 million, or 3.9% of print sales, from $4.3 million, or 4.0% of print sales, in the 2006 Three-Month Period.
Restructuring Costs (Benefit). Restructuring costs (benefit) was a benefit of $0.1 million in both the 2007 and 2006 Nine-Month Period. Restructuring costs (benefit) was a benefit of $0.2 million in the 2007 Three-Month Period versus expense of $0.1 million in the 2006 Three-Month Period. See note 9 to the condensed consolidated financial statements.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Other Expense (Income). In the 2007 Nine-Month Period, print other expense (income) increased to expense of $0.3 million from expense of $0.1 million in the 2006 Nine-Month Period. In the 2007 Three-Month Period, print other expense (income) increased to expense of $0.1 million from income of $0.1 million in the 2006 Three-Month Period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, EBITDA for the print business decreased to $25.7 million in the 2007 Nine-Month Period from $28.3 million in the 2006 Nine-Month Period and decreased to $10.0 million in the 2007 Three-Month Period from $10.2 million in the 2006 Three-Month Period.
Premedia Services
Sales. In the 2007 Nine-Month Period, premedia services’ sales decreased approximately $2.8 million to $34.3 million from $37.1 million in the 2006 Nine-Month Period. The decrease in the 2007 Nine-Month Period includes decreased premedia production volume and the impact of continued competitive pricing pressures in this segment.
In the 2007 Three-Month Period, premedia services’ sales decreased approximately $0.4 million to $11.3 million from $11.7 million in the 2006 Three-Month Period. The decrease in the 2007 Three-Month Period is primarily related to decreased premedia production volume.
Gross Profit. In the 2007 Nine-Month Period, premedia services’ gross profit decreased approximately $1.7 million to $8.2 million from $9.9 million in the 2006 Nine-Month Period. This decrease is primarily related to the reduced sales discussed above. In the 2007 Nine-Month Period, premedia services’ gross margin decreased to 24.0% from 26.6% in the 2006 Nine-Month Period.
In the 2007 Three-Month Period, premedia services’ gross profit increased approximately $0.1 million to $2.8 million from $2.7 million in the 2006 Three-Month Period. In the 2007 Three-Month Period, premedia services’ gross margin increased to 24.5% from 22.8% in the 2006 Three-Month Period.
Selling, General and Administrative Expenses. In the 2007 Nine-Month Period, premedia services’ selling, general and administrative expenses decreased $0.1 million to $4.2 million from $4.3 million in the 2006 Nine-Month Period. In both the 2007 and 2006 Three-Month Periods, premedia services’ selling, general and administrative expenses remained unchanged at $1.5 million.
Other Expense (Income). Premedia services’ other expense (income) was expense of $0.1 million in both the 2007 and 2006 Nine-Month Periods. Premedia services’ other expense (income) was expense of $0.1 million in the 2007 Three-Month Period and expense of less than $0.1 million in the 2006 Three-Month period.
EBITDA. As a result of the above factors and excluding the impact of depreciation and amortization, premedia services’ EBITDA decreased to $5.2 million in the 2007 Nine-Month Period from $7.0 million in the 2006 Nine-Month Period and remained unchanged at $1.7 million in both the 2007 and 2006 Three-Month Periods.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Other Operations
Other operations consist primarily of corporate general and administrative expenses and other non-operating expenses. In the 2007 Nine-Month Period, EBITDA from other operations increased to a loss of $7.4 million from a loss of $3.7 million in the 2006 Nine-Month Period. In the 2007 Three-Month Period, EBITDA from other operations increased to a loss of $3.3 million from a loss of $1.5 million in the 2006 Three-Month Period. These increased losses primarily include incremental professional fees related to our ongoing review of our strategic options.
Interest Expense, Net
In the 2007 Nine-Month Period, interest expense, net increased to $32.8 million from $29.6 million in the 2006 Nine-Month Period. In the 2007 Three-Month Period, interest expense, net increased to $11.4 million from $10.2 million in the 2006 Three-Month Period. These increases are the result of both higher levels of indebtedness and increased borrowing costs.
Income Tax Expense (Benefit)
In the 2007 Nine-Month Period, income tax expense (benefit) changed to expense of $4.0 million from a benefit of $0.1 million in the 2006 Nine-Month Period. In the 2007 Three-Month Period, income tax expense (benefit) decreased to expense of less than $0.1 million from expense of $0.1 million in the 2006 Three-Month Period.
The increase in expense in the 2007 Nine-Month Period is primarily due to an increase in the deferred tax asset valuation allowance. This non-cash increase was recorded in the quarter ended September 30, 2007 because, due to the financing and capital structure alternatives under consideration, certain taxable temporary differences are not expected to reverse in years in which deductible temporary differences or NOLs are expected to be available. Consequently, under SFAS 109, additional deferred tax asset valuation allowance is required for the tax effect of the future deductions that are not more likely than not to be utilized. The increase in expense in the 2007 Nine-Month Period is also due to an adjustment of $0.4 million, recorded in the quarter ended June 30, 2006, to reflect a change in estimate with respect to our income tax liability. The adjustment arose from events that changed our probability assessment, as discussed in SFAS 5, regarding the likelihood that certain contingent income tax items would become actual future liabilities.
Income tax benefit from U.S. losses in the 2007 and 2006 Three and Nine-Month Periods was primarily offset by an increase in the deferred tax asset valuation allowance.
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
Our tax years beginning with the year ended March 31, 2005 remain open for federal, state and foreign income tax examinations. We have U.S. federal and state attributes arising in certain years ended December 31, 1989 and forward that remain available for review by taxing authorities.

ACG HOLDINGS, INC.
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
Net Income (Loss)
As a result of the factors discussed above, our net loss increased to $26.7 million in the 2007 Nine-Month Period from $11.7 million in the 2006 Nine-Month Period and our net loss increased to $7.2 million in the 2007 Three-Month Period from $4.5 million in the 2006 Three-Month Period.
Liquidity and Capital Resources
*       *       *
On October 4, 2007, we announced that our Board of Directors had determined to conduct a review of our strategic options. We said we would work with our financial advisor, Lehman Brothers, in connection with the review. We said our strategic options could include, among other things, seeking to sell Holdings, seeking to exchange some or all of the 10% Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under our existing bank credit facilities and the 10% Notes, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under our existing bank credit facilities and the 10% Notes permit it), seeking to refinance our current bank credit facilities, or taking other actions that could have a material effect on us. We have considered, and will continue to consider, one or more of these options. We cannot provide any assurance that any such option will be pursued or can be accomplished or as to the timing or terms of any such action.
*       *       *
Overview of Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities and borrowings under the 2005 Revolving Credit Facility (as defined below under “—May 2005 Refinancing”) and the Receivables Facility (as defined below under “—September 2006 Revolving Trade Receivables Facility”). At December 31, 2007, we had additional borrowing capacity of $20.1 million under our two credit facilities as follows:
•	$4.5 million under the 2005 Revolving Credit Facility; and
•	$15.6 million under the Receivables Facility, including $8.5 million based on receivables purchased from Graphics at December 31, 2007 and an additional $7.1 million if Graphics Finance, defined below, had purchased from Graphics all other eligible receivables at December 31, 2007.
See “—May 2005 Refinancing” and “—September 2006 Revolving Trade Receivables Facility” below for further discussion of these credit facilities. As described below, on November 14, 2007, we amended the 2005 Credit Agreement to provide for an additional $5.0 million term loan to Graphics by the existing lenders thereunder.
Our cash-on-hand of approximately $2.2 million is presented net of outstanding checks within trade accounts payable at December 31, 2007. Accordingly, cash is presented at a balance of $0 in the December 31, 2007 condensed consolidated balance sheet.
At December 31, 2007, we had total indebtedness of $379.9 million, which consisted of borrowings under the 2005 Term Loan Facility (as defined below under “—May 2005 Refinancing”) of $40.0 million, borrowings under the 2005 Revolving Credit Facility of $29.9 million, borrowings under the Receivables Facility of $12.4 million, capital lease obligations of $2.9 million, $280.0 million of our 10% Notes and $14.7 million of our 2007 Promissory Notes (as defined below). In addition, we had letters of credit outstanding under the 2005 Revolving Credit Facility of $20.6 million. The estimated fair value of our 10% Notes at December 31, 2007 was $154.0 million, or $126.0 million less than the carrying value. We have no off-balance sheet financial instruments other than operating leases.
At December 31, 2007, we were in compliance with the covenant requirements set forth in the 2005 Credit Agreement and the Receivables Facility, as amended, and the 10% Notes indenture. See the description elsewhere in this “Overview of Liquidity and Capital Resources” concerning (a) certain amendments and waivers under the 2005 Credit Agreement and the Receivables Facility that were entered into or granted by the lenders thereunder on June 13, 2007, August 31, 2007, November 14, 2007, and February 14, 2008, and (b) the agreement of holders of in excess of 90% of the aggregate principal amount of the 10% Notes to defer to March 15, 2008, the semi-annual payment of cash interest on the 10% Notes held by such holders, which would otherwise have been due on December 15, 2007, and the amendment of certain covenants in the 10% Notes indenture.
During the 2007 Nine-Month Period, we used net borrowings from the 2005 Revolving Credit Facility of $3.0 million, net borrowings from the Receivables Facility of $7.7 million, additional borrowings from the 2005 Term Loan Facility of $5.0 million and $0.1 million in proceeds from the sale of fixed assets primarily to fund the following:
•	$2.4 million of operating activities (see our Condensed Consolidated Statements of Cash Flows appearing elsewhere in this Report);
•	$7.1 million in cash capital expenditures; and
•	$6.0 million to service other indebtedness (including repayment of capital lease obligations of $2.6 million and payment of deferred financing costs of $3.4 million).
Scheduled repayments of existing capital lease obligations during the remainder of Fiscal Year 2008 are approximately $0.8 million.
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
We anticipate that our primary needs for liquidity will be to conduct our business, meet debt service requirements, and make capital expenditures. We are continually working to improve our liquidity position. We believe, based on current forecasts prepared by management, we will have sufficient liquidity to meet our forecasted requirements through March 13, 2008. Our ability to maintain sufficient liquidity may be affected by events beyond our control. If our business does not generate cash from operations, or we do not otherwise maintain sufficient liquidity, in line with our management’s current forecasts for the period through March 13, 2008, we would be required to seek to take one or more additional actions sooner than March 13, 2008, to provide additional liquidity, which could include seeking to incur additional indebtedness above currently permitted levels. We can provide no assurances that any such action we may seek to take could be successfully accomplished or as to the timing or terms thereof.
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
On August 31, 2007, our 2005 Credit Agreement and Receivables Facility were amended to, among other things, provide that compliance with the first lien coverage ratio covenants in each thereof as of September 30, 2007, would not be measured or determined for any purpose until November 29, 2007 (including, without limitation, for the purpose of determining our entitlement to make additional borrowings under either such facility on or prior to such date). The lenders under both facilities also waived our noncompliance with certain reporting requirements under such facilities subsequent to March 31, 2007. One such waiver related to our failure to deliver our restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” explanatory paragraph. The Report of Independent Registered Public Accounting Firm accompanying our restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” explanatory paragraph. The lenders under both facilities waived such noncompliance with respect to the delivery of such Report of Independent Registered Public Accounting Firm until November 29, 2007.
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
On November 14, 2007, certain provisions of our 2005 Credit Agreement and Receivables Facility were also amended or waived to (a) provide for an additional $5 million term loan to Graphics under the 2005 Term Loan Facility, (the “Supplemental Term Loan”), and (b) temporarily waive until February 15, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’ entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) amended the covenant in each of our bank credit facilities requiring Graphics to maintain certain levels of minimum total liquidity and (b) temporarily waived until February 15, 2008, Graphics’ noncompliance with our obligation thereunder to deliver our restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” explanatory paragraph. The Report of Independent Registered Public Accounting Firm accompanying our restated consolidated financial statements included in our Report on Form 10K/A dated August 31, 2007, contains a “going concern” explanatory paragraph.
On February 14, 2008, certain provisions of our 2005 Credit Agreement and Receivables Facility were also amended or waived to temporarily waive through and including March 13, 2008, any default under such bank credit facilities resulting from noncompliance with the first lien coverage ratio covenant in each such bank credit facility as of September 30, and December 31, 2007, for all purposes of such bank credit facilities (including, without limitation, for the purpose of determining Graphics’

entitlement to make additional borrowings under either such bank credit facility on or prior to such date). Such amendment and waiver also (a) waived through and including March 13, 2008, the requirement that Graphics repay the $5.0 million Supplemental Term Loan, which was consummated on November 14, 2007, (b) amended certain terms relating to borrowings thereunder, including, without limitation, (i) requiring that all new loans be base rate or prime rate loans, (ii) amending the rates applicable to borrowings to, in effect, increase such rates prospectively, and (iii) changing required interest payment dates on base rate or prime rate loans from quarterly to monthly, (c) requires that we maintain certain daily levels of minimum total availability under our bank credit facilities going forward (and deletes the total liquidity maintenance covenant in each such facility), and (d) waived through and including March 13, 2008, Graphics’ noncompliance with its obligation thereunder to deliver our restated consolidated financial statements for the fiscal year ended March 31, 2007 accompanied by a report or opinion of our independent certified public accountants that was not subject to any “going concern” explanatory paragraph. We paid consenting lenders an aggregate amendment fee of $650,000.00 in connection with such amendments.
We do not believe it is probable that we will be in compliance with the first lien coverage ratio covenants under the 2005 Credit Agreement or the Receivables Facility after March 13, 2008. Based on current forecasts prepared by our management, in order for us to have sufficient liquidity to meet our requirements for liquidity after March 13, 2008, including payment of the principal of and accrued interest on the Supplemental Term Loan on March 14, 2008, and payment of the principal of the 2007 Promissory Notes on March 15, 2008, we would have to take one or more additional actions to improve our liquidity or modify our requirements for liquidity, which could include, without limitation, seeking to sell Holdings to another party, seeking to exchange some or all of our 10% Notes and the 2007 Promissory Notes for other securities of Holdings, seeking waivers or amendments from the requisite lenders under our 2005 Credit Agreement or our Receivables Facility or the requisite holders of our 10% Notes or the 2007 Promissory Notes, or all four thereof, under the documentation therefor, seeking to incur additional indebtedness above currently permitted levels (if the requisite lenders under our bank credit facilities and the requisite holders of our 10% Notes and 2007 Promissory Notes permit it), seeking to refinance one or both of our 2005 Credit Agreement or Receivables Facility, or taking other actions that could have a material adverse effect on us. If our business does not generate cash from operations, or we do not otherwise maintain sufficient liquidity, in line with our management’s current forecasts for the period through March 13, 2008, we would be required to seek to take one or more additional actions sooner than March 13, 2008, to provide additional liquidity, which could include seeking to incur additional indebtedness above currently permitted levels. We can provide no assurance that any such action it may seek to take could be successfully accomplished or as to the timing or terms thereof.
Based on our management’s current forecasts and our current capital structure (and without giving effect to any additional actions described above that we may take), we cannot provide any assurance that we will be able to comply with the first lien coverage ratio covenants in the 2005 Credit Agreement and the Receivables Facility after March 13, 2008. Accordingly, pursuant to Emerging Issues Task Force Issue 86-30 “Classification of Obligations When a Violation is Waived by the Creditor” (“EITF 86-30”) and Statement of Financial Accounting Standards No. 78, “Classification of Obligations That Are Callable by the Creditor-an amendment of ARB No. 43, Chapter

3A (“SFAS 78”), we have classified all amounts outstanding under the 2005 Credit Agreement, the Receivables Facility, the 10% Notes, and all our capital lease obligations as current liabilities in the accompanying September 30, 2007 condensed consolidated balance sheet. No amounts under the 2005 Credit Agreement, Receivables Facility or 10% Notes or capital lease obligations were due but unpaid at December 31, 2007.
See “Special Note Regarding Forward Looking Statements”.
May 2005 Refinancing
On May 5, 2005, we entered into the 2005 Credit Agreement which resulted in the refinancing of our $70 million senior secured revolving credit facility (the “Old Revolving Credit Facility”), which would have matured on July 3, 2008, and significantly improved our liquidity position. In addition, on November 14, 2007 the 2005 Credit Agreement was amended and additional term loan borrowings of $5.0 million were provided. As a result, the 2005 Credit Agreement, as amended, is a $95 million secured facility comprised of:
•	a $55 million revolving credit facility ($40 million of which may be used for letters of credit), maturing on December 15, 2009, which is not subject to a borrowing base limitation, (the “2005 Revolving Credit Facility”);
•	a $35 million non-amortizing term loan facility maturing on December 15, 2009 (the “2005 Term Loan Facility”); and
•	a $5 million addition to the 2005 Term Loan Facility maturing on March 14, 2008.
Interest on borrowings under the 2005 Credit Agreement is floating, based upon existing market rates, at either (a) LIBOR plus a margin of 6.0% for loans at December 31, 2007, or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 5.0% for loans at December 31, 2007. Margin levels under the 2005 Credit Agreement have increased as the level of receivables sold by Graphics to Graphics Finance (as defined below) under the Receivables Facility (as defined below) have increased. In addition, Graphics is obligated to pay specified unused commitment, letter of credit and other customary fees.
Borrowings of $35 million under the 2005 Term Loan Facility must be repaid in full on the facility’s maturity date of December 15, 2009. The additional borrowings of $5 million provided under the 2005 Term Loan Facility must be repaid on the maturity date of March 14, 2008. Graphics is also required to prepay the 2005 Term Loan Facility and the 2005 Revolving Credit Facility under certain circumstances with excess cash flows and proceeds from certain sales of assets, equity issuances and incurrences of indebtedness.
Borrowings under the 2005 Credit Agreement are secured by substantially all of Graphics’ assets. Receivables sold to Graphics Finance under the Receivables Facility are released from this lien at the time they are sold. In addition, Holdings has guaranteed all indebtedness under the 2005 Credit Agreement which guarantee is secured by a pledge of all of Graphics’ capital stock.
The 2005 Credit Agreement, as amended, requires satisfaction of:
•	a first lien leverage ratio test; and
•	a minimum total availability test.
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
The 2005 Credit Agreement also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” explanatory paragraph.
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
The maximum availability under the Receivables Facility is $35 million. Availability at any time is limited to a borrowing base linked to 85% of the balances of eligible receivables less certain minimum excess availability requirements. Most of Graphics’ receivables from U.S. customers are eligible for inclusion in the borrowing base.
Borrowings under the Receivables Facility are secured by substantially all the assets of Graphics Finance, which consist primarily of any receivables sold by Graphics to

Graphics Finance pursuant to a receivables contribution and sale agreement. Graphics services these receivables pursuant to a servicing agreement with Graphics Finance.
The Receivables Facility also requires Graphics, as servicer of the receivables sold by it to Graphics Finance, to satisfy the same first lien leverage ratio test and minimum total availability test contained in the 2005 Credit Agreement. In addition, the Receivables Facility contains other customary affirmative and negative covenants and events of default. It also contains other covenants customary for facilities of this type, including requirements related to credit and collection policies, deposits of collections and maintenance by each party of its separate corporate identity, including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. The Receivables Facility also requires delivery to the lenders of our annual consolidated financial statements accompanied by a report and opinion of our independent certified public accountants that is not subject to any “going concern” explanatory paragraph. Failure to meet these covenants could lead to an acceleration of the obligations under the Receivables Facility, following which the lenders would have the right to sell the assets securing the Receivables Facility.
The Receivables Facility expires on December 15, 2009, when all borrowings thereunder become payable in full.
Interest on borrowings under the Receivables Facility is floating, based on existing market rates, at either (a) an adjusted LIBOR rate plus a margin of 4.25% at December 31, 2007 or (b) an alternate base rate (based upon the greater of the agent bank’s prime lending rate or the Federal Funds rate plus 0.5%) plus a margin of 3.25% at December 31, 2007. In addition, Graphics Finance is obligated to pay specified unused commitment and other customary fees.
At December 31, 2007, Graphics Finance had $0.2 million of cash deposits with Bank of America, which have been classified as Other current assets in our condensed consolidated balance sheet, as such funds are pledged to secure payment of borrowings under the Receivables Facility and are therefore not available to meet our cash operating requirements.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Print segment VAR (in thousands)	$52,010	51,207	146,487	146,272
Print segment impressions (in millions)	2,982	3,098	8,201	8,810
The following table provides a reconciliation of print segment sales to print segment VAR:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Print segment sales	$107,627	108,330	291,818	304,574
Paper, ink and subcontract services	(55,617)	(57,123)	(145,331)	(158,302)

Print segment VAR	$52,010	51,207	146,487	146,272
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

ACG HOLDINGS, INC.
PART I — FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Quantitative Information. At December 31, 2007 we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $294.7 million and $82.3 million, respectively. At March 31, 2007, we had fixed and variable rate debt (both excluding capital lease obligations) of approximately $280.0 million and $66.6 million, respectively. The estimated fair value of our debt instruments, excluding capital lease obligations, at December 31, 2007 was $251.0 million, or $126.0 million less than the carrying value, and at March 31, 2007 was $286.4 million, or $60.2 million less than the carrying value. At our December 31, 2007 and March 31, 2007 borrowing levels, a 1% adverse change in interest rates would result in an approximate $3.5 million reduction in the fair value of our fixed rate debt and would have resulted in additional annual interest expense and related payments of approximately $0.8 million at December 31, 2007 and approximately $0.7 million at March 31, 2007 on our variable rate debt.
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
Item 4. Controls and Procedures.
As of December 31, 2007 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007. There have not been any changes in our internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ACG HOLDINGS, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no significant changes since March 31, 2007. Reference is made to “Business — Legal Proceedings” disclosure in our Form 10-K filed for the fiscal year ended March 31, 2007.
Item 6. Exhibits.

Exhibit No.		Description
10.1	(f)	Sixth Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of February 12, 2008, among Graphics, Holdings, Bank of America, N.A., as Agent, and certain lenders.
10.11	(b)	Amendment, dated February 5, 2008, to Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan.
10.31		Second Amendment and Temporary Waiver Agreement dated as of February 12, 2008, among Graphics, Graphics Finance and Bank of America, N.A., as Agent, and certain lenders.
12.1		Statement Re: Computation of Ratio of Earnings to Fixed Charges
31.1		Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Holdings and Graphics have duly caused this Report to be signed on their behalf by the undersigned thereunto duly authorized.

ACG Holdings, Inc. American Color Graphics, Inc.
Date: February 15, 2008	By /s/ Stephen M. Dyott
Stephen M. Dyott
Chairman, President and Chief Executive Officer ACG Holdings, Inc. Chairman and Chief Executive Officer American Color Graphics, Inc. (Authorized Officer)

Date: February 15, 2008	By /s/ Patrick W. Kellick
Patrick W. Kellick
Executive Vice President/Chief Financial Officer and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	(f)	Sixth Amendment to May 5, 2005 Amended and Restated Credit Agreement dated as of February 12, 2008, among Graphics, Holdings, Bank of America, N.A., as Agent, and certain lenders.
10.11	(b)	Amendment, dated February 5, 2008, to Amended and Restated American Color Graphics, Inc. Supplemental Executive Retirement Plan.
10.31		Second Amendment and Temporary Waiver Agreement dated as of February 12, 2008, among Graphics, Graphics Finance and Bank of America, N.A., as Agent, and certain lenders.
12.1		Statement Re: Computation of Ratio of Earnings to Fixed Charges
31.1		Rule 13a — 14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a — 14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350